Form 10-Q
period 2025-05-31
COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST
filed 2025-07-15
CIK 1958928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended May 31, 2025

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from      to

Commission file number: 001-42643

COTWO ADVISORS

PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

(Exact Name of Registrant as Specified in Its Charter)

Delaware	92-6338429
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o COtwo Advisors LLC

140 Elm Street, Suite 6,

New Canaan, CT 06840

(Address of Principal Executive Offices)

(866) 990-6442

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) Name	Name of each exchange on which registered
COtwo Advisors Physical European Carbon Allowance Trust	CTWO®	NYSE Arca

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 31, 2025, the Registrant had 0 Shares outstanding.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST INDEX

i

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Statement of Financial Condition (unaudited)

At May 31, 2025

Period Ended
May 31, 2025 (b)
ASSETS
Investments in European Union Carbon Emission Allowances (“EUAs”), at fair value (cost $0.00 at May 31, 2025)	$-
Cash	-
Total Assets	$-
LIABILITIES
Accrued Expenses	$-
Total Liabilities	$-
Net Assets	$-
Shares issued and outstanding(1)	-
Net asset value per Share	$-

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

(b)	The Fund had not commenced operations as of May 31, 2025

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statement of Operations (unaudited)

For the period from April 29, 2025 (a) to May 31, 2025

Period Ended
May 31, 2025 (b)

INVESTMENT INCOME	$-
Total Investment Income	-
EXPENSES
Sponsor fees	$-
Total expenses	-
Net investment income/(loss)	-
Net realized and change in unrealized gain/(loss) on investment in EUAs
Net realized gain/(loss) from investment in EUAs sold to pay expenses	-
Net realized gain/(loss) from EUAs distributed for the redemption of shares	-
Net change in unrealized gain/(loss) on investment in EUAs	-
Net realized and change in unrealized gain/(loss) on investment in EUAs	-
Net income/(loss)	$-
Net income/(loss) per share	$-
Weighted average number of shares (in 000’s)	-

See notes to the unaudited financial statements.

(a)	Effective date of registration statement
(b)	The Fund had not commenced operations as of May 31, 2025

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statement of Cash Flows (unaudited)

For the period from April 29, 2025 (a) to May 31, 2025

Period Ended
May 31, 2025 (b)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$-
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized (gain)/loss on investment in EUAs	-
(Increase)/decrease in receivables	-
Increase/(decrease) in payables	-
Net cash provided by (used in) operating activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
EUAs purchased for Shares created	-
EUAs sold for Shares redeemed	-
Net cash provided by (used in) investing activities	-

Net increase (decrease) in cash and cash equivalents	-

Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of EUAs contributed for shares issued	$-
Value of EUAs distributed for shares redeemed	$-

See notes to the unaudited financial statements.

(a)	Effective date of registration statement
(b)	The Fund had not commenced operations as of May 31, 2025

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statement of Changes in Net Assets (unaudited)

For the period from April 29, 2025 (a) to May 31, 2025

Period Ended
May 31, 2025 (b)

Net Assets - Opening Balance	$-
Creations	-
Redemptions	-
Net investment loss	-
Net realized gain/(loss) from investment in EUAs sold to pay expenses	-
Net realized gain/(loss) from EUAs distributed for the redemption of shares	-
Net change in unrealized gain/(loss) on investment in EUAs	-
Net Assets - Closing Balance	$-

See notes to the unaudited financial statements.

(a)	Effective date of registration statement
(b)	The Fund had not commenced operations as of May 31, 2025

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Notes to the Financial Statements (unaudited)

1. ORGANIZATION

COtwo Advisors Physical European Carbon Allowance Trust (the “Trust”) was formed as a Delaware statutory trust on January 12, 2023.

The Trust is governed by the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) dated November 27, 2023 between COtwo Advisors LLC (the “Sponsor”) and Wilmington Trust, National Association (the “Trustee”). The Trust had not commenced operations as of May 31, 2025. The Trust had not commenced investment activities or issued shares. The offering of the Trust’s shares is registered with the SEC in accordance with the Securities Act of 1933. The Trust currently offers one class of shares. The Trust has a fiscal year ending November 30.The investment objective of the Trust is for the Shares to reflect the performance of the price of EU Carbon Emission Allowances for stationary installations (“EUAs”), less the expenses of the Trust’s operations. The Trust’s assets will consist of EUAs, which are issued via the European Union Emission Trading System (“ETS”) and permit the holder to emit one ton of carbon dioxide equivalent or other greenhouse gas. The Trust will occasionally hold cash for short periods to pay Trust expenses.

The Sponsor is the sponsor of the Trust. The Sponsor: (1) will select the Trust’s trustee, administrator, transfer agent, cash custodian, marketing agent and any other Trust service providers; (2) will negotiate various agreements and fees for the Trust; (3) will develop a marketing plan for the Trust on an ongoing basis and prepare marketing materials regarding the Shares; (4) will maintain the Trust’s web site; and (5) will perform such other services as the Sponsor believes that the Trust may require.

Undefined capitalized terms shall have the meaning as set forth in the registration statement.

The Statement of Financial Condition and Schedule of Investment at May 31, 2025 and the Statements of Operations, Cash Flows and Changes in Net Assets for the reporting period ended May 31, 2025 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended May 31, 2025 and for all periods presented have been made. The results of operations for the three and six months ended May 31, 2025 are not necessarily indicative of the operating results for the full fiscal year.

2. SIGNIFICANT ACCOUNTING POLICIES

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires those responsible for preparing financial statement to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

The following is a summary of significant accounting policies followed by the Trust.

2.1. Emerging growth company

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations that are not otherwise applicable to the Trust. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Trust is choosing to “opt out” of such extended transition period, and as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

2.2. Valuation of EUAs

The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

All EUAs will be held in the Trust’s account at the European Union Registry (the “Union Registry”). The cost basis of EUAs received in connection with a creation order is recorded by the Trust at the fair value of EUAs at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors. The fair value of EUAs is determined using the daily settlement price for the single day futures contract on EUAs (the “Daily EUA Future”) exclusively traded on the ICE Endex Markets B.V. (the “ICE Endex”).

ICE Endex is regulated in the Netherlands by the Dutch Authority for the Financial Markets. The Daily EUA Future is a deliverable contract that settles each day at the close of trading. Each person with a position open at cessation of trading is obliged to make or take physical delivery of EUAs upon the expiration of the contract at the end of each trading day. The settlement price is fixed each business day and is published by the exchange at approximately 12:15 E.T.

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

Level 2 –	Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

Level 3 –	Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Sponsor had determined the Trust’s investment in EUAs are Level 2 assets within the ASC 820 hierarchy.

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
May 31, 2025	Level 1	Level 2	Level 3
Investment in EUAs	$-	$-	$-
Total	$-	$-	$-

There were no transfers between Level 1 and other Levels for the period ended May 31, 2025.

2.3. Calculation of Net Asset Value (“NAV”)

On each business day, as soon as practicable after 4:00 p.m. (Eastern Time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the EUAs and other assets held by the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

2.4. Expenses

The Trust’s only ordinary recurring fee is expected to be the fee paid to the Sponsor, which will accrue daily at an annualized rate equal to 0.79% of the average daily net asset value of the Trust, paid monthly in arrears.

2.5. Creations and Redemptions of Shares

The Trust issues and redeems in one or more blocks of 50,000 Shares (a block of 50,000 Shares is called a “Basket”) only to Authorized Participants. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of cash or EUAs represented by the Baskets being created or redeemed, the amount of which will be based on the amounts of cash and EUAs represented by the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

Orders to create and redeem Baskets may be placed only by Authorized Participants. An Authorized Participant must: (1) be a registered broker-dealer and a member in good standing with the Financial Industry Regulatory Authority (“FINRA”); (2) be a participant in DTC; and (3) have entered into an Authorized Participant Agreement with the Sponsor. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the cash or EUAs required for such creations and redemptions. A transaction fee of $100 will be assessed on all creation and redemption orders. Multiple Baskets may be created on the same day.

Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to affect any sale or resale of Shares.

Period Ended
(Amounts are in 000’s)	May 31, 2025
Activity in Number of Shares Created and Redeemed:
Creations	-
Redemptions	-
Net Change in Number of Shares Created and Redeemed	-

Period Ended
(Amounts in 000’s of US$)	May 31, 2025
Activity in Value of Shares Created and Redeemed:
Creations	$-
Redemptions	$-
Net change in Value of Shares Created and Redeemed	$-

2.6. Organization Costs

The costs of the Trust’s organization and the initial offering of the Shares were borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor

2.7. Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analysed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of May 31, 2025.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of May 31, 2025 the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of May 31, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

2.8. Investment Transactions and Revenue Recognition

The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investment in EUAs. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in EUAs.

3. PROP OSED OFFE RING

The Trust is offering an indeterminate amount of securities of the Trust. The Trust will calculate and pay registration fees, if any, in accordance with Rule 456(d) of the Securities Act. In accordance with Rules 456(d) and 457(u) under the Securities Act, the Trust is deferring payment of these registration fees and will pay these registration fees on an annual net basis no later than 90 days after the end of each fiscal year.

Shares of the Trust are expected to be listed and traded on the NYSE Arca, Inc. (“NYSE Arca”) after they are initially purchased by Authorized Participants. The initial Authorized Participant will make a minimum initial purchase of at least one Basket of 50,000 Shares at a per Share price equal to the value of 10,000 EUAs on the initial offering date. The Trust will not commence trading unless and until its initial Authorized Participant effects the initial purchase. Following the initial purchase by the initial Authorized Participant, shares of the Trust will be offered to Authorized Participants in Baskets at the Trust’s NAV. Market prices for the Shares may be different from their NAV.

4. RELATED PARTIES — SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Sponsor fee, the Sponsor has agreed to assume all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the monthly fee, out-of-pocket expenses and expenses reimbursable in connection with such service provider’s respective agreement payable to each of the Trust’s trustee, administrator, cash custodian, transfer agent and marketing agent; the marketing support fees and expenses; exchange listing fees; SEC registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees and expenses; and routine legal expenses. The Sponsor’s fee, paid monthly in arrears, is equal to 0.79% per annum of the daily net asset value of the Trust.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s fee at its discretion for a stated period of time. Presently, the Sponsor does not intend to waive any part of its fee.

As of May 31, 2025, there were no amounts payable to related parties.

5. RISKS

In accordance with Statement of Position No. 94-6, Disclosure of Certain Significant Risks and Uncertainties, the Trust’s sole business activity is the investment in EUAs. The price of EUAs is affected by numerous factors beyond the Trust’s control, including the following: (a) global or regional political, economic, environmental or financial events and situations (including pandemics, such as COVID-19); (b) investors’ expectations with respect to the future rates of inflation and movements in world equity, financial, environmental, commodity and property markets; (c) the activities and emissions of energy-intensive sectors (including manufacturing facilities, oil refineries, power stations and, aviation) may impact the demand for EUAs; (d) the relevant rules of cap and trade programs outside the European Union (including how allowances are made available to operators or market participants, such as free allocations or auctions) and links put in place between mandatory cap and trade programs and voluntary schemes (enabling carbon allowances of one mandatory program or voluntary scheme to be used for the purposes of another mandatory program or voluntary scheme) may impact the supply of EUAs; (e) the rate of progress in the innovation, introduction and expansion of technologies and techniques in the reduction of emissions of greenhouse gases (or the capture and storage thereof); (f) the use by governments of different policies to encourage or require the reduction of emissions of greenhouse gases; (g) lobbyist, political or governmental goals or policies with respect to climate change and the imposition of environmental plans or climate goals; (h) the cost and implications of non-compliance with the European Union Emissions Trading System (including both monetary and non-monetary penalties on operators subject to the European Union Emissions Trading System for failure to surrender sufficient EUAs); (i) investment and trading activities of hedge funds, commodity funds and other speculators; (j) interest rates and currency exchange rates, particularly the strength of and confidence in the Euro; and (k) the ability of the greenhouse gas emitting companies to pass on the cost of emissions credits to consumers.

An investment in the Trust is not intended as a complete investment plan. Because the Trust only holds EUAs or cash, an investment in the Trust may be more volatile than an investment in a more broadly diversified portfolio. Accordingly, the NAV may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over time. An investment in the Trust may be deemed speculative; therefore, investors should review closely the objective and strategy, the investment and operating restrictions and the redemption provisions of the Trust and familiarize themselves with the risks associated with an investment in the Trust.

6. INDEMNIFICATION FOOTNOTE

The Trust’s members, managers, directors, officers, employees, affiliates (as such term is defined under the Securities Act) and subsidiaries) (collectively, the “Trust Parties”) shall be indemnified from the Trust and held harmless against any loss, liability or expense incurred without (1) gross negligence, bad faith or willful misconduct on the part of such indemnified party arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Trust Parties in furtherance of the administration of the Trust (including, without limiting the scope of the foregoing, the administration agreement, the transfer agency agreement, the cash custody agreement, the marketing agent agreement and any Authorized Participant Agreement) or any actions taken in accordance with the provisions of the Trust Agreement or such other agreement or (2) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement or such other agreement. Such indemnity shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any claim or liability in their capacity as Trust Parties. Any amounts payable to an indemnified party may be payable in advance or shall be secured by a lien on the Trust’s assets. The Trust Parties may, in their discretion, undertake any action which it may deem necessary or desirable in respect of the Trust Agreement and the interests of the shareholders and, in such event, the reasonable legal expenses and costs of any such actions shall be expenses and costs of the Trust and the Trust Parties shall be entitled to be reimbursed therefor by the Trust.

7. SEGMENT REPORTING

The Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM’) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

8. SUBSEQUENT EVENTS

Management has evaluated the events and transactions that have occurred through the date the financial statement was issued and noted no items requiring adjustment of the financial statement or additional disclosures, except for the following:

On April 29, 2025, the Trust was declared effective by the U.S. Securities and Exchange Commission. The Trust began investment operations of investing in EUAs on June 17, 2025, and was listed for secondary market trading on NYSE Arca on June 20, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. The discussion and analysis which follows may contain trend analysis and other forward- looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to future events and financial results. In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that may occur in the future, including such matters as changes in asset prices and market conditions (for EUAs and the Shares), the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Quarterly Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. See “Risk Factors.” Consequently, all the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares. Moreover, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Trust Overview

COtwo Advisors Physical European Carbon Allowance Trust (the “Trust”) was formed as a Delaware statutory trust on January 12, 2023. The Trust is governed by the Amended and Restated Declaration of Trust and Trust Agreement (“Trust Agreement”) dated November 27, 2023 between COtwo Advisors LLC (the “Sponsor”) and Wilmington Trust, National Association (the “Trustee”), and a “Sponsor Agreement,” dated December 21, 2023, between the Trust and the Sponsor. The Trust issues common units of beneficial interest, or “Shares,” which represent units of fractional undivided beneficial interest in the Trust’s net assets. The Shares of the Trust are listed for trading on NYSE Arca, Inc. (“NYSE Arca” or the “Exchange”).

The Sponsor, COtwo Advisors LLC, is a Delaware limited liability company. The Sponsor’s mailing address is 140 Elm Street, Suite 6, New Canaan, CT 06840. The Trust pays the Sponsor a management fee. The Trust is managed and controlled by the Sponsor pursuant to the terms of the Trust Agreement and the Sponsor Agreement. The Sponsor arranged for the creation of the Trust, the registration of the Shares for their public offering in the United States and the listing of the Shares on the Exchange. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including applicable SEC registration fees. In exchange for the management fee, the Sponsor has agreed to assume to pay all of the routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the following administrative and marketing expenses incurred by the Trust: each of the Trustee’s, Trust administrator’s, Trust cash custodian’s, Trust transfer agent’s and marketing agent’s monthly fee and out-of-pocket expenses and expenses reimbursable in connection with such service provider’s respective agreement; the marketing support fees and expenses; exchange listing fees; SEC registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees and expenses; and routine legal expenses.

Trust Overview (continued)

The sole Trustee of the Trust is Wilmington Trust, National Association, a national banking association. The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890. The Trustee is unaffiliated with the Sponsor. The Trustee is the trustee of the Trust for the sole and limited purpose of fulfilling the requirements of the Delaware Statutory Trust Act (“DSTA”). The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the DSTA. Under the Trust Agreement, the Trustee has delegated to the Sponsor the exclusive management and control of all aspects of the activities of the Trust.

On April 29, 2025, the initial Form S-1 for the Trust was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 17, 2025, two Baskets (as defined below) for the Trust were issued representing 100,000 shares. The Trust began trading on NYSE Arca on June 20, 2025.

Shares are issued by the Trust only in blocks of 50,000 Shares called “Baskets” in exchange for European Union Carbon Emission Allowances (“EUAs”) or cash from certain registered broker-dealers (“Authorized Participants”). Baskets will be redeemed by the Trust in exchange for the amount of EUAs or cash corresponding to their redemption value. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV”) per Share to Authorized Participants who have entered into a contract with the Sponsor and the Trust’s transfer agent.

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of EU Carbon Emission Allowances for stationary installations (“EUAs”), less the expenses of the Trust’s operations. The Trust intends to achieve this objective by investing substantially all of its assets in EUAs, which are issued via the European Union Emission Trading System (“ETS”) and permit the holder to emit one ton of carbon dioxide equivalent or other greenhouse gas. The Trust’s assets will consist of EUAs and cash. The Trust may hold cash in connection with cash purchases and redemptions of Shares and it also will occasionally hold cash for short periods to pay the Sponsor’s management fee and any other Trust expenses and liabilities not assumed by the Sponsor. The Trust will not hold any assets other than EUAs and cash.

Other than sales of EUAs to pay certain expenses, discussed below, the Trust may only purchase or sell EUAs in connection with the purchase (creation) or redemption of Baskets by Authorized Participants. For a creation in cash, the Authorized Participant will deliver the cash to the Trust’s account at the Cash Custodian, which the Sponsor will then use to purchase EUAs from a third party selected by the Sponsor who (1) is not the Authorized Participant and (2) will not be acting as an agent, nor at the direction, of the Authorized Participant with respect to the delivery of EUAs to the Trust (such third party, a “Liquidity Provider”). For a redemption in cash, the Sponsor shall arrange for the EUAs represented by the Basket to be sold to a Liquidity Provider selected by the Sponsor and the cash proceeds distributed from the Trust’s account at the Cash Custodian to the Authorized Participant in exchange for its Shares. In the case of “in-kind” creation or redemption orders for Shares, Authorized Participants may deliver or direct the delivery of EUAs by third parties, or take delivery or direct the taking of delivery of EUAs by third parties.

In addition to selling EUAs to distribute cash to Authorized Participants redeeming Shares, the Trust may sell EUAs to pay certain expenses not assumed by the Sponsor (described above), including the Sponsor’s management fee, which may be facilitated by one or more Liquidity Providers.

European Union Carbon Emission Allowances (“EUAs”)

The European Union Emissions Trading System (“EU ETS”) is a “cap and trade” system that caps the total volume of greenhouse gas (“GHG”) emissions from installations and aircraft operators responsible for around 40% of European Union (“EU”) GHG emissions. The EU ETS is administered by the EU Commission, which issues a predefined amount of EUAs through auctions or free allocation. EUAs entitle the holder to emit one ton of carbon dioxide equivalent or other GHG. Entities covered by the EU ETS are required to surrender each year sufficient EUAs to cover all their emissions for the previous year.

In 2012, EU ETS operations were centralized into a single EU registry operated by the EU Commission (the “Union Registry”), which covers all countries participating in the EU ETS. The Union Registry is an online database that holds accounts for all entities covered by the EU ETS as well as for participants (such as the Trust) not covered under the EU ETS. An account must be opened in the Union Registry in order to transact in EUAs and the Union Registry is at all times responsible for holding the EUAs. The EU ETS is the largest cap and trade system in the world and covers more than 11,000 power stations and industrial plants in 31 countries, and flights between airports of participating countries.

There is no assurance that cap and trade regimes will continue to exist. cap and trade may not prove to be an effective method of reduction in GHG emissions. As a result or due to other factors, cap and trade regimes may be terminated or may not be renewed upon their expiration. The EU ETS is organized into a number of phases, each which a predetermined duration. Currently, the EU ETS is in Phase IV. There can be no assurance that the EU ETS will enter into a new phase as scheduled.

New technologies may arise that may diminish or eliminate the need for cap and trade markets. Ultimately, the cost of emissions credits is determined by the cost of actually reducing emissions levels. If the price of credits becomes too high, it will be more economical for companies to develop or invest in green technologies, thereby suppressing the demand for credits and adversely affecting the price of the Trust.

Cap and trade regimes set emission limits (i.e., the right to emit a certain quantity of GHG emissions), which can be allocated or auctioned to the parties in the mechanism up to the total emissions cap. This allocation may be larger or smaller than is needed for a stable price of credits and can lead to large price volatility, which could affect the value of the Trust. Depending upon the industries of end users of EUAs, unpredictable demand for their products and services can affect the value of GHG emissions credits. For example, very mild winters or very cool summers can decrease demand for electric utilities and therefore require fewer carbon credits to offset reduced production and GHG emissions.

The ability of the GHG emitting companies to pass on the cost of emissions credits to consumers can affect the price of the EUAs. If the price of emissions can be passed on to the end customer with little impact upon consumer demand, it is likely that industries may continue emitting and purchase any shortfall in the market at the prevailing price. If, however, the producer is unable to pass on the cost, it may be incentivized to reduce production in order to decrease its need for offsetting emissions credits, which could adversely affect the price of EUAs and the Trust.

Regulatory risk related to changes in regulation and enforcement of cap and trade regimes could also adversely affect market behavior. If fines or other penalties for non-compliance are not enforced, incentives to purchase GHG credits will deteriorate, which could result in a decline in the price of emissions credits and a drop in the value of the Trust. In addition, as cap and trade markets develop, new regulation with respect to these markets may arise, which could have a negative effect on the value and liquidity of the cap and trade markets and the Trust

Results of Operations

On April 29, 2025, the Sponsor received a notice of effectiveness from the SEC on Form S-1 for its registration of an indeterminate number of Shares of the Trust. During the three months ended May 31, 2025, the Trust had not commenced investment activities nor issued Shares. In addition, the Trust did not purchase or hold any EUAs or cash during the three months ended May 31, 2025, nor were there any receipts or disbursements of cash from the Trust during this reporting period. Also, the Trust did not receive any revenue or capital gains (losses), or incur any expenses during this reporting period.

Expenses incurred in connection with organizing the Trust and the offering of the Shares upon commencement of its trading operations will be paid by the Sponsor. Such expenses will not be subject to reimbursement by the Trust.

Calculating NAV

The Trust’s Net Asset Value (NAV) is calculated by:

●	Determining the current market value of the Trust’s total assets;

●	Subtracting any liabilities (which include estimated accrued but unpaid fees and expenses); and

●	Dividing that total by the number of outstanding shares.

The Administrator calculates the NAV of the Trust once each NYSE Arca trading day. The NAV for a particular day is released after the markets close, which is typically 4PM ET. The Administrator uses the settlement price for the Daily EUA Futures as established by the ICE Endex. The ICE Endex determines and releases this value daily shortly after the close of the Calculation Period, generally by at 5:15pm C.E.T. The Administrator also converts the value of Euro denominated assets into USD equivalent using published foreign currency exchange prices by an independent pricing vendor. Third parties supplying quotations or market data may include, without limitations, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

If the Sponsor determines in good faith that the settlement price of the Daily EUA Future does not reflect an accurate EUA price, then the Sponsor will instruct the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Sponsor may consider such criteria as observable market-based inputs, including market quotations and/or trading platforms on which EUAs or Daily EUA Futures are traded. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the valuation method used to calculate the net asset value of the Trust. Any such change in the valuation method could affect the value of the Trust’s shares and investors could suffer a substantial loss on their investment in the Trust. In the event of a material change, the Sponsor will notify shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports, as applicable.

In addition, in order to provide updated information relating to the Trust for use by investors and market professionals, an updated indicative fund value (“IFV”) is made available through on-line information services throughout the core trading session hours of 9:30 am E.T. to 4:00p.m. E.T. on each trading day. The IFV is calculated by using the prior day’s closing NAV per share of the Trust as a base and updating that value throughout the trading day to reflect changes in the most recently reported mid-point of the bid/ask spread of the Daily EUA Future traded on the ICE Endex. The IFV disseminated during the NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated using a different manner and it is calculated only once at the end of each trading day based upon the relevant end of day values of the Trust’s investments.

It should also be noted that although the IFV is disseminated throughout the core trading session, the customary trading hours for EUAs, the Trust’s primary asset, are 2am to 12 pm ET. This means that there is a gap in time at the end of each day during which the Trust’s shares are traded on the NYSE Arca, but real-time trading prices for EUAs are not available. During such gaps in time the IFV will be calculated based on the last reported mid-point of the bid-ask spread of the Daily EUA Future in the immediately preceding the trading session until the day’s settlement price is reported, in which case the day’s settlement price will be used.

The NYSE Arca disseminates the IFV through the facilities of CTA/CQ High Speed Lines. In addition, the IFV is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg. The Trust, the Sponsor and its affiliates are not involved in, or responsible for, the calculation or dissemination of the IFV and make no warranty as to its accuracy.

Critical Accounting Estimates

Preparation of the financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s application of these policies involves judgments and the use of estimates. Actual results may differ from the estimates used and such differences could be material. Please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on a Fund’s financial condition, used in the preparation of these financial statements.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. The Trust intends to satisfy this obligation through the transfer of cash (generated, if necessary, through the sale of EUAs) in the necessary amount. At May 31, 2025, the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Sponsor and CTA Fees

The Trust is obligated to pay the Sponsor a management fee (the “Sponsor Fee”), calculated daily and paid monthly, equal to 0.79% of the Trust’s average daily net assets. From the Sponsor Fee, the Sponsor has contractually agreed to pay all of the routine operational, administrative, and other ordinary expenses of the Trust, excluding brokerage fees, interest expenses, and certain non-recurring or extraordinary fees and expenses. The Sponsor Fee is paid in consideration of the Sponsor’s management services to the Trust.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods as the NAV and trading levels to meet investment objectives for the Trust will not be known until a future date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Trust maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the Sponsor, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Trust’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

a)	None.

b)	Not applicable.

c)	No officers or directors of the Trust have adopted, modified or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the quarter ended May 31, 2025.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

COtwo Advisors LLC
Sponsor of the Cotwo Advisors Physical European Carbon Allowance Trust
(Registrant)

/s/ Ronald Gutstein
Ronald Gutstein
Principal Executive Officer*

/s/ Shari Crawford
Shari Crawford
Principal Financial Officer* Principal Accounting Officer*

Date: July 15, 2025

*	The Registrant is a trust and the persons are signing in their capacities as officers of COtwo Advisors LLC, the Sponsor of the Registrant.