Form 10-Q
period 2025-08-31
COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST
filed 2025-10-15
CIK 1958928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended August 31, 2025

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

(866) 990-6442

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s) Name	on which registered
COtwo Advisors Physical European Carbon Allowance Trust	CTWO®	NYSE Arca

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 13, 2025, the Registrant had 100,000 Shares outstanding.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

i

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

Statement of Financial Condition (unaudited) (a)

At August 31, 2025

ASSETS
Investments in European Union Carbon Emission Allowances (“EUAs”), at fair value (cost $2,518,608)	$2,516,249
Cash & Cash Equivalents	24,327
Interest Receivable	73
Total Assets	$2,540,649
LIABILITIES
Sponsor Fees	$1,666
Total Liabilities	$1,666
Net Assets	$2,538,983
Shares issued and outstanding(1)	150,000
Net asset value per Share	$16.93

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

(a)	No comparative financial statements have been provided as the Trust did not have any operations as of November 30, 2024.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Schedule of Investments (unaudited) (a)

At August 31, 2025

August 31, 2025	EUAs Held	Cost	Fair Value	% of Net Assets
EUAs	29,700	$2,518,608	$2,516,249	99.10%
Short-Term Investments (b)	24,327	24,327	24,327	0.96%
Total Investment		$2,542,935	$2,540,576	100.06%
Liabilities in Excess of Other Assets			(1,593)	-0.06%
Net Assets			$2,538,983	100.00%

See notes to the unaudited financial statements.

(a)	No comparative financial statements have been provided as the Trust did not hold any EUAs as of November 30, 2024.
(b)	The annualized 7-day yield as of August 31, 2025 of the SSC GOVERNMENT MM GVMXX is 4.23%.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statement of Operations (unaudited)

	For the three months ended		For the period from April 29, 2025 (a) to
	August 31, 2025 (b)		August 31, 2025 (b)
INVESTMENT INCOME
Interest Income	$154		$154
EXPENSES
Sponsor fees	$3,875		$3,875
Total expenses	3,875		3,875
Net investment income/(loss)	$(3,721)		$(3,721)
NET REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain/(loss) from EUAs sold to pay expenses	$(619)		$(619)
Net realized gain/(loss) from Fx Transactions	6,657		6,657
Net change in unrealized gain/(loss) on investment in EUAs	(2,359)		(2,359)
Net realized and change in unrealized gain/(loss) on investment in EUAs and foreign currency	3,679		3,679
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(42)		$(42)

Net decrease in net assets per share from operations	$(0.00	)(c)	$(0.00	)(c)
Weighted average number of shares outstanding	145,395		145,395

See notes to the unaudited financial statements.

(a)	Effective date of registration statement
(b)	The Fund commenced operations on June 17, 2025
(c)	Less than $0.01 per share.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statement of Cash Flows (unaudited) (c)

For the period from
April 29, 2025 (a) to
August 31, 2025 (b)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(42)
Adjustments to reconcile net income to net cash provided by operating activities
EUAs purchased for Shares created	$(2,537,489)
EUAs sold	24,919
Unrealized (gain)/loss on investment in EUAs	2,359
(Increase)/decrease in receivables	(73)
Increase/(decrease) in payables	1,666
Net realized (gain)/loss from EUAs sold to pay expenses	619
Net realized (gain)/loss from Foreign Exchange Transactions	(6,657)
Net cash provided by (used in) operating activities	$(2,514,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contributed for Purchase of EUAs	$2,539,025
Net cash provided by (used in) financing activities	$2,539,025

Net increase (decrease) in cash and cash equivalents	$24,327

Cash and cash equivalents at beginning of period	$-
Cash and cash equivalents at end of period	$24,327

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of EUAs contributed for shares issued	$2,544,146
Value of EUAs distributed for shares redeemed	$-

See notes to the unaudited financial statements.

(a)	Effective date of registration statement
(b)	The Fund commenced operations on June 17, 2025
(c)	No comparative financial statements have been provided as the Trust did not hold any EUAs as of November 30, 2024.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statement of Changes in Net Assets (unaudited)

	For the three months ended	For the period from April 29, 2025 (a) to
	August 31, 2025 (b)	August 31, 2025
Operations
Net investment loss	$(3,721)	$(3,721)
Net realized gain/(loss) from EUAs and foreign currency sold	6,038	6,038
Net unrealized gain/(loss) from EUAs	$(2,359)	$(2,359)
Net decrease in net assets resulting from operations	$(42)	$(42)

Capital Share Transactions:
Creations	2,539,025	2,539,025
Redemptions	-	-
Net increase in net assets from capital share transactions	2,539,025	2,539,025

Increase in net assets	$2,538,983	$2,538,983

Net Assets - Beginning of Period	$-	$-
Net Assets - End of Period	$2,538,983	$2,538,983

Shares issued and redeemed
Shares issued	150,000	150,000
Shares redeemed	-	-
Net increase in Shares issued and outstanding	150,000	150,000

See notes to the unaudited financial statements.

(a)	Effective date of registration statement
(b)	The Fund commenced operations on June 17, 2025

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Notes to the Financial Statements (unaudited)

1.	ORGANIZATION

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

COtwo Advisors LLC is the sponsor of the Trust. The Sponsor: (1) will select the Trust’s trustee, administrator, transfer agent, cash custodian, marketing agent and any other Trust service providers; (2) will negotiate various agreements and fees for the Trust; (3) will develop a marketing plan for the Trust on an ongoing basis and prepare marketing materials regarding the Shares; (4) will maintain the Trust’s web site; and (5) will perform such other services as the Sponsor believes that the Trust may require.

State Street Bank and Trust Company (the "Administrator") has been selected by the Sponsor to serve as Administrator, Transfer Agent, and Custodian to the Trust.

The Statement of Financial Condition and Schedule of Investments at August 31, 2025 and the Statements of Operations, Cash Flows and Changes in Net Assets for the reporting period ended August 31, 2025 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods April 29, 2025 to August 31, 2025 and the three months ended August 31, 2025 have been made. The results of operations for the periods April 29, 2025 to August 31, 2025 and the three months ended August 31, 2025 are not necessarily indicative of the operating results for the full fiscal year.

2.	SIGNIFICANT ACCOUNTING POLICIES

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

The following is a summary of significant accounting policies followed by the Trust.

2.1.Emerging growth company

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

Notes to the Financial Statements (continued) (unaudited)

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

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

Level 1	–	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

Level 2	–	Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

Level 3	–	Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Sponsor had determined the Trust’s investment in EUAs are Level 2 assets within the ASC 820 hierarchy.

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
August 31, 2025	Level 1	Level 2	Level 3
EUAs	$-	$2,516,249	$-
Short-Term Investments	$24,327	$-	$-
Total	$24,327	$2,516,249	$-

There were no transfers between Level 1 and other Levels for the period ended August 31, 2025.

2.3. Calculation of Net Asset Value ("NAV")

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

Notes to the Financial Statements (continued) (unaudited)

2.4. Expenses

The Trust’s only ordinary recurring fee is the fee paid to the Sponsor, which is equal to 0.79% per annum of the daily net asset value of the Trust, paid monthly in arrears.

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

	Three Months Ended	Period from April 29, 2025 to
(Amounts are in 000’s)	August 31, 2025	August 31, 2025
Activity in Number of Shares Created and Redeemed:
Creations	150,000	150,000
Redemptions	-	-
Net Change in Number of Shares Created and Redeemed	150,000	150,000

	Three Months Ended	Period from April 29, 2025 to
(Amounts in 000’s of US$)	August 31, 2025	August 31, 2025
Activity in Value of Shares Created and Redeemed:
Creations	$2,539,025	$2,539,025
Redemptions	-	-
Net change in Value of Shares Created and Redeemed	$2,539,025	$2,539,025

Notes to the Financial Statements (continued) (unaudited)

2.6. Organization Costs

The costs of the Trust’s organization and the initial offering of the Shares were borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

2.7. Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analysed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of August 31, 2025.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of August 31, 2025 the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of August 31, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

2.8. Investment Transactions and Revenue Recognition

The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investment in EUAs. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor's Fee in EUAs. Interest income is recognized on an accrual basis and includes, where applicable, the amortization of premium or discount, and is reflected as Interest Income in the Statements of Operations.

2.9. Cash

The Trust expects to periodically sell EUAs to maintain approximately 1% of its assets in cash for use in connection with creation transactions or to pay expenses.

2.10. Foreign Currency Translations

Investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the close of business on the valuation date. Purchases and sales of investments, and income and expenses, are translated at the rates of exchange prevailing on the respective dates of such transactions. Realized gains or losses on foreign currency transactions can represent gains or losses between trade and settlement dates on securities transactions, gains or losses arising from the disposition of foreign currency, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the Fund’s books and the U.S. dollar equivalent of the amounts actually received or paid. Unrealized gains and losses on foreign currency translations arise from changes in the value of assets and liabilities, other than investments in securities, resulting from changes in exchange rates. These amounts are summarized and disclosed in the unaudited Statement of Operations.

Notes to the Financial Statements (continued) (unaudited)

3.	Investment in EUAs

Changes in EUAs held and their respective values for the periods June 17, 2025 to August 31, 2025 and April 29, 2025 to August 31, 2025:

	EUAs	Fair Value
Opening Balance, June 17, 2025	-	$-
EUAs Purchased	30,000	2,544,146
EUAs Sold	(300)	(24,919)
Realized Gain/(Loss) from EUAs sold to pay expenses	-	(619)
Change in Unrealized Appreciation/(Depreciation)	-	(2,359)
Ending Balance, August 31, 2025	29,700	$2,516,249

	EUAs	Fair Value
Opening Balance, April 29, 2025	-	$-
EUAs Purchased	30,000	2,544,146
EUAs Sold	(300)	(24,919)
Realized Gain/(Loss) from EUAs sold to pay expenses	-	(619)
Change in Unrealized Appreciation/(Depreciation)	-	(2,359)
Ending Balance, August 31, 2025	29,700	$2,516,249

4.	RELATED PARTIES — SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

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

As of August 31, 2025, there was $1,666 payable to the Sponsor.

Notes to the Financial Statements (continued) (unaudited)

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

Notes to the Financial Statements (continued) (unaudited)

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

8.	FINANCIAL HIGHLIGHTS

For the three months ended August 31, 2025*

Per Share Performance (for a Share Outstanding Throughout the Period)
Net Asset Value per Share, beginning of period	$16.95
Net investment loss (1)	(0.03)
Net realized and unrealized gain/(loss) from investment in EUAs (4)	0.01
Net change in net assets resulting from operations	(0.02)
Net Asset Value per Share, end of period	$16.93
Market Value per Share, beginning of period	$17.14
Market Value per Share, end of period	$16.83

Total Return, at Net Asset Value (2)	-0.12%
Total Return, at Market Value	-1.87%

Average Net Assets	$2,391,188 (a)

Ratio to average net assets
Net investment loss (3)	-0.76%
Expenses (3)	0.79%

*	The Fund commenced operations on June 17, 2025
(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.
(4)	Due to the timing of shareholder transactions the per unit amounts presented may not coincide with the aggregate presentation on the Statement of Operations.
(a)	Average Net Assets for the period June 17, 2025 (first day of trading) to August 31, 2025

Notes to the Financial Statements (continued) (unaudited)

For the period from April 29, 2025 to August 31, 2025*

Per Share Performance (for a Share Outstanding Throughout the Period)
Net Asset Value per Share, beginning of period	$16.95
Net investment loss (1)	(0.03)
Net realized and unrealized gain/(loss) from investment in EUAs (4)	0.01
Net change in net assets resulting from operations	(0.02)
Net Asset Value per Share, end of period	$16.93
Market Value per Share, beginning of period	$17.14
Market Value per Share, end of period	$16.83

Total Return, at Net Asset Value (2)	-0.12%
Total Return, at Market Value	-1.87%

Average Net Assets	$2,391,188 (a)

Ratio to average net assets
Net investment loss (3)	-0.76%
Expenses (3)	0.79%

*	The Fund commenced operations on June 17, 2025
(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.
(4)	Due to the timing of shareholder transactions the per unit amounts presented may not coincide with the aggregate presentation on the Statement of Operations.
(a)	Average Net Assets for the period June 17, 2025 (first day of trading) to August 31, 2025

9.	SUBSEQUENT EVENTS

Management has evaluated the events and transactions that have occurred through the date the financial statement was issued and noted no items requiring adjustment of the financial statement or additional disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to future events and financial results. In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that may occur in the future, including such matters as changes in asset prices and market conditions (for EUAs and the Shares), the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Quarterly Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. See “Risk Factors.” Consequently, all the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares. Moreover, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

The Sponsor, COtwo Advisors LLC, is a Delaware limited liability company. The Sponsor’s mailing address is 140 Elm Street, Suite 6, New Canaan, CT 06840. The Trust pays the Sponsor a Sponsor Fee. The Trust is managed and controlled by the Sponsor pursuant to the terms of the Trust Agreement and the Sponsor Agreement. The Sponsor arranged for the creation of the Trust, the registration of the Shares for their public offering in the United States and the listing of the Shares on the Exchange. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including applicable SEC registration fees. In exchange for the Sponsor Fee, the Sponsor has agreed to assume to pay all of the routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the following administrative and marketing expenses incurred by the Trust: each of the Trustee’s, Trust administrator’s, Trust cash custodian’s, Trust transfer agent’s and marketing agent’s monthly fee and out-of-pocket expenses and expenses reimbursable in connection with such service provider’s respective agreement; the marketing support fees and expenses; exchange listing fees; SEC registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees and expenses; and routine legal expenses.

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

Trust Overview (continued)

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

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of EU Carbon Emission Allowances for stationary installations (“EUAs”), less the expenses of the Trust’s operations. The Trust intends to achieve this objective by investing substantially all of its assets in EUAs, which are issued via the European Union Emission Trading System (“ETS”) and permit the holder to emit one ton of carbon dioxide equivalent or other greenhouse gas. The Trust’s assets will consist of EUAs and cash. The Trust may hold cash in connection with cash purchases and redemptions of Shares and it also will occasionally hold cash for short periods to pay the Sponsor’s management fee and any other Trust expenses and liabilities not assumed by the Sponsor. The Trust will not hold any assets other than EUAs and cash or cash equivalents.

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

In addition to selling EUAs to distribute cash to Authorized Participants redeeming Shares, the Trust may sell EUAs to pay certain expenses not assumed by the Sponsor (described above), including the Sponsor’s Sponsor fee, which may be facilitated by one or more Liquidity Providers.

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

New technologies may arise that may diminish or eliminate the need for cap and trade markets. Ultimately, the cost of carbon allowances is determined by the cost of actually reducing emissions levels. If the price of credits becomes too high, it will be more economical for companies to develop or invest in green technologies, thereby suppressing the demand for credits and adversely affecting the price of the Trust.

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

Regulatory risk related to changes in regulation and enforcement of cap and trade regimes could also adversely affect market behavior. If fines or other penalties for non-compliance are not enforced, incentives to purchase GHG credits will deteriorate, which could result in a decline in the price of emissions credits and a drop in the value of the Trust. In addition, as cap and trade markets develop, new regulation with respect to these markets may arise, which could have a negative effect on the value and liquidity of the cap and trade markets and the Trust.

Results of Operations

For both the period June 17, 2025 (Date of commencement of operations) to August 31, 2025 and the period April 29, 2025 (Effective date of the registration statement) to August 31, 2025, 150,000 Shares were issued in exchange for 30,000 EUAs and 0 Shares were redeemed in exchange for 0 EUAs. The Fund’s NAV per Share began the period at $16.95 and ended the period at $16.93.

The change in net assets from operations for the period June 17, 2025 to August 31, 2025 and the period April 29, 2025 to August 31, 2025 was $(0.02) per share, which was due to (i) payment of the Sponsor’s Fee of $3,875, (ii) net realized loss from EUAs sold to pay expenses of $619, (iii) net realized gain from foreign currency transactions of $6,657, and (iv) a net change in unrealized depreciation on investment in EUAs of $2,359. Other than the Sponsor Fee the Fund had no expenses during the period June 17, 2025 to August 31, 2025 and the period April 29, 2025 to August 31, 2025.

Below is a comparison of per Share net asset value (“NAV”) to the Shares’ market value for the period from June 20, 2025 (first day of trading), to August 31, 2025.

Fund NAV vs. Fund Closing Price - June 20, 2025 - August 29, 2025

During the period of June 20, 2025 through August 31, 2025 the market for European Union Allowances (EUA) traded in a range of €67.95 (June 30, 2025) to €73.39 (June 24, 2025) with the closing price on August 29, 2025 of €72.46 and an average value of €70.73. There were a variety of influences on the price in the EUA market. Some of those factors were (i) mild temperatures during the summer months across Europe resulting in lower power demand for cooling (ii) uncertainty in overall levels of economic productivity resulting from potential tariffs levied by the United States on the European Union (iii) Currency fluctuations resulting from both interest rate uncertainty and ongoing tariff negotiations (iv) ongoing conflict between Ukraine and Russia and how that will impact both ongoing economic activity and supply of natural gas in the future. Going forward we expect the primary drivers of EUA price levels will continue to be (i) overall weather and how it will impact demand for power for heating/cooling demands (ii) overall levels of economic activity and how robust the EU economy is (iii) ongoing conflict between Ukraine and Russia and how that will impact flows and price of natural gas (iv) possible linkage of the United Kingdom Allowance market and the European Union Allowance market (v) introduction of shipping industry to the EU ETS. For the most part, the fund NAV and market price tracked closely. The periods in which there was a discrepancy are related to the small public float and limited trading in CTWOs equity. Over time as more shares are issued, we expect the frequency and magnitude of the trading premium/discount to NAV to decline.

In the period June 17, 2025 to August 31, 2025, 150,000 Shares (3 Baskets) were created in exchange for 30,000 EUAs, no Shares were redeemed, and 300 EUAs were sold to maintain a cash position in line with fund policy. For accounting purposes, CTWO reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of EUAs are received. Upon a redemption, CTWO delivers EUAs upon receipt of Shares. These creations were completed in the normal course of business.

At August 31, 2025, the number of EUAs owned by the Trust and held by the Custodians was 29,700, with a market value of $2,516,249 based on the Daily EUA Futures price determined by the ICE Endex on August 31, 2025 (cost— $2,518,608).

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

It should also be noted that although the IFV is disseminated throughout the core trading session, the customary trading hours for EUAs, the Trust’s primary asset, are 2am to 12 pm ET. This means that there is a gap in time at the end of each day during which the Trust’s shares are traded on the NYSE Arca, but real-time trading prices for EUAs are not available. During such gaps in time the IFV will be calculated based on the last reported mid-point of the bid-ask spread of the Daily EUA Future in the immediately preceding trading session until the day’s settlement price is reported, in which case the day’s settlement price will be used.

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

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. The Trust intends to satisfy this obligation through the transfer of cash (generated, if necessary, through the sale of EUAs) in the necessary amount. At August 31, 2025, the Trust held $24,327 in cash & cash equivalents.

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

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the three months ended August 31, 2025 no baskets were redeemed.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information

a)	None.

b)	Not applicable.

c)	No officers or directors of the Trust have adopted, modified or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the period ended August 31, 2025.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2025.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2025.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2025.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2025.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: October 15, 2025

*	The Registrant is a trust and the persons are signing in their capacities as officers of COtwo Advisors LLC, the Sponsor of the Registrant.