Form 10-K
period 2025-11-30
COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST
filed 2026-03-02
CIK 1958928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2025

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

(866) 990-6442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s) Name	Name of each exchange on which registered
COtwo Advisors Physical European Carbon Allowance Trust	CTWO	NYSE Arca

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on November 30, 2025 as reported by the NYSE Arca, Inc. on that date: $1,743,620.

As of February 27, 2026, the registrant had 100,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to future events and financial results. In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in asset prices and market conditions (for EU Carbon Emission Allowances for stationary installations (“EUAs”) and shares (the “Shares”) of COtwo Advisors Physical European Carbon Allowance Trust (the “Trust”)), the Trust’s operations, COtwo Advisors LLC’s (the “Sponsor”) plans and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares. Moreover, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

i

PART I

Item 1. Business

Overview

COtwo Advisors Physical European Carbon Allowance Trust (the “Trust”) was formed as a Delaware statutory trust on January 12, 2023. The Trust is governed by the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) dated November 27, 2023 between COtwo Advisors LLC (the “Sponsor”) and Wilmington Trust, National Association (the “Trustee”). The Trust will issue common units of beneficial interest, or “Shares,” which represent units of fractional undivided beneficial interest in the Trust’s net assets. The Trust’s assets will consist of EU Carbon Emission Allowances for stationary installations (“EUAs”), the unit of account within the European Union Emissions Trading System (“EU ETS”), and cash. The Trust may hold cash in connection with cash purchases and redemptions of Shares and it also will occasionally hold cash for short periods to pay a management fee to the Sponsor (the “Sponsor’s Management Fee”), other Trust expenses and liabilities not assumed by the Sponsor. The Trust will not hold any assets other than EUAs and cash. The EUAs will be held at the European Union Registry (the “Union Registry”).

Shares are issued by the Trust only in blocks of 50,000 Shares called “Baskets” in exchange for EUAs or cash from certain registered broker-dealers (“Authorized Participants”). Baskets will be redeemed by the Trust in exchange for the amount of EUAs or cash corresponding to their redemption value. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV”) per Share to Authorized Participants who have entered into a contract with the Sponsor and State Street Bank and Trust Company (the “Transfer Agent”).

Individual Shares will not be redeemed by the Trust, but are listed for trading on NYSE Arca, Inc. (the “Exchange”) under the symbol “CTWO.” Shareholders will take no part in the management or control of the Trust and will have no voting rights with respect to the Trust, except as expressly provided for in the Trust Agreement. The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (“1940 Act”), and is not required to register with the Securities and Exchange Commission thereunder (the “SEC”). The Trust is not a commodity pool for purposes of the Commodity Exchange Act of 1936, as amended, and the Trust and the Sponsor are not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor.

State Street Bank and Trust Company serves as the Trust’s Transfer Agent, administrator (the “Administrator”) and cash custodian (the “Cash Custodian”). Foreside Fund Services, LLC serves as the Trust’s marketing agent (the “Marketing Agent”).

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of EUAs, less the expenses of the Trust’s operations. The Trust intends to achieve this objective by investing substantially all of its assets in EUAs. The Trust will invest in EUAs on a non-discretionary basis (i.e., without regard to whether the value of EUAs is rising or falling over any particular period). As a result, the Trust will not attempt to speculatively sell EUAs at times when its price is high or speculatively acquire EUAs at low prices in the expectation of future price increases, nor will the Trust attempt to avoid losses or hedge exposure arising from the risk of changes in the price of EUAs.

EUAS and the EUA Industry

The following is a more complete description of EUAs, including, without limitation, information about the history of EUAs, the EU ETS, and the global carbon credit market.

Description of EU Emissions Trading Scheme

Background of EU Emissions Trading Scheme

The EU ETS is a “cap and trade” system. It caps the total volume of Green House Gas (“GHG”) emissions from installations and aircraft operators responsible for around 40% of European Union (“EU”) GHG emissions. While the cap was previously set “bottom-up” from the relevant national allocation plans, since 2013 it has been set centrally by the EU which applies EU-wide.

The EU ETS is administered by the European Commission, the executive branch of the EU, which issues a predefined amount of emission allowances through auctions or free allocation. Every year, this amount decreases slightly, with the objective that emissions are forced to reduce over time.

The system allows trading of emission allowances so that the total emissions of the installations and aircraft operators stay within the cap and the lowest cost measures can be taken up to reduce emissions. The EU ETS is a major tool of the EU in its efforts to meet emissions reductions targets now and into the future. The trading approach helps to combat climate change in a cost-effective and economically efficient manner. As the largest emissions trading system for reducing GHG emissions, the EU ETS (together with the linked systems in Norway, Switzerland, Iceland and Lichtenstein) covers more than 11,000 power stations and industrial plants in 31 countries, and flights between airports of participating countries.

In 2012, EU ETS operations were centralized into a single EU registry operated by the European Commission (the “Union Registry”). The Union Registry covers all countries participating in the EU ETS.

Types of EU Emissions Allowance

There are two types of EU emissions allowance: (i) EUAs; and (ii) allowances for the aviation sector (“EUAA”). The Trust intends to hold EUAs only.

An EUA represents the right to emit one metric ton of CO2 equivalent (tCO2e) into the atmosphere by operators of stationary installations (“Covered Entities”). By the end of April each year, all Covered Entities are required to surrender EUAs equal to the total volume of actual emissions from their installation for the last calendar year. EU ETS operators can trade (buy and sell) EUAs to achieve EU ETS compliance.

The cap of the total volume of GHG emissions for Covered Entities will decrease each year by a linear reduction factor. The cap for 2013 from stationary installations was set at 2,084,301,856 allowances. During Phase III, this cap decreased each year by a linear reduction factor (“LRF”) of 1.74% of the average total quantity of allowances issued annually in 2008-2012. This amounts to a reduction of 38,264,246 allowances each year.

The linear reduction factor was set in line with the EU-wide climate action targets for 2020 — the overall 20% emissions reduction target and the EU ETS sector-specific 21% emissions reduction target relative to 2005.

In Phase IV, the cap on emissions is subject to an annual linear reduction factor of 2.2% and will increase to 5.1% beginning in 2024 and 5.38% beginning in 2025 in accordance with the EU’s Fit for 55 initiative (the “Initiative”), which refers to a set of recently adopted laws and regulations aimed at reducing the EU’s net GHG emissions by at least 55% by 2030. This gradual reduction in the carbon allowances will be effected by a corresponding reduction in the amount of EUAs made available at auction. The amount of EUAs that are removed from an auction, up to 400 million EUAs, are placed in a Market Stability Reserve (“MSR”) (discussed in greater detail below) for a twelve-month period. Regardless, the number of EUAs available each year will decrease slightly but will have a negligible impact on the availability of EUAs in the open market. This is because the gradual decrease in “issued” EUAs is and will likely be offset by Covered Entities adjusting their operations to emit fewer GHGs which will decrease the amount of EUAs Covered Entities are required to surrender each year. In addition, in any year, if the total number of EUAs in circulation is less than 400 million, 100 million allowances shall be released from the MSR and added to the volume of allowances to be auctioned. If the MSR has fewer than 100 million EUAs in reserve, all allowances in reserve shall be released. The Sponsor believes that there is sufficient liquidity in the daily EUA spot and futures markets to enable the creation and redemption of Baskets by Authorized Participants without difficulty even with the gradual annual, limited decrease in supply of EUAs.

Compliance Phases

The EU ETS was developed with five phases of adoption, each phase having slightly more restrictive processes and procedures designed to gradually reduce the amount of greenhouses gasses emitted throughout the EU:

Phase I (2005 – 2007) only covered power generators and energy-intensive industries. Virtually all allowances were given to businesses for free during this period. The only cost imposed was a €40/ton fine for noncompliance.

Phase 2 (2008 – 2012) saw free allocations drop to 90%, with auctions being held for the non-freely distributed allowances. There were also 6.5% fewer allowances granted and the noncompliance penalty rose to €100/ton. During this period, Iceland, Liechtenstein, and Norway joined the EU ETS. The aviation industry was also brought under the auspices of the EU ETS. In an effort to ease tracking of and help facilitate trading, the Union Registry replaced national registries in order to consolidate records of ownership. The empirical data collected through these two phases helped guide the reforms instituted for future phases.

Phase 3 (2013 – 2020) included a number of key reforms:

●	A single, EU-wide cap on emissions rather than a system of national caps;

●	A transition to virtually all allowances being auctioned rather than freely distributed;

●	Inclusion of more sectors of the economy and more types of emissions covered;

●	Creation of the NER 300 Programme which set aside 300 million allowances to fund the deployment of technologies in renewable energy and carbon capture; and

●	The creation of the MSR, the goal of which is to aid in the maintenance of an orderly market for allowances. The MSR adjusts auction supply according to how many allowances are in circulation. Every year the EU publishes the total net allowances in circulation (“TNAC”). On May 12, 2022, the European Commission published that the TNAC was 1,449,214,182. If the allowance surplus exceeds or drops below certain predetermined levels, the number of EUAs auctioned the following year are adjusted.

Phase 4 (2021 – 2030) includes a goal of at least a 55% net reduction in greenhouse gas emissions by 2030. In July of 2021, the European Commission adopted a series of proposals describing how it intends to reach this benchmark, which will require all sectors covered by the EU ETS to reduce their emissions by 43% compared to 2005 levels. One of the key paths to reaching this goal is to cut the overall number of allowances issued each year. This process is known as the “LRF”. The Phase 4 LRF is set at 2.2% per year. It is possible that the LRF could be adjusted higher to 4.2% per year in order to meet the more ambitious EU 2030 emission reduction goals as set forth in the Initiative.

Source: REPORT FROM THE COMMISSION TO THE EUROPEAN PARLIAMENT AND THE
COUNCIL, Report on the functioning of the European carbon market, November 18, 2020

https://eur-lex.europa.eu/legal-content/EN/TXT/PDF/?uri=CELEX:52020DC0740&from=EN: p. 12

Auctioning

Depending on the sector, the transition to auctioning has taken place progressively. According to the Joint Procurement Agreement, 28 Countries (25 EU member states plus Liechtenstein, Norway, and Iceland) use a common platform called the European Energy Exchange (“EEX”) to conduct their regularly scheduled auctions. Germany and Poland have opted out of the common auction but also utilize the EEX for auctions. These auctions take place on a regularly scheduled basis; the number of allowances being auctioned is disclosed on a schedule prior to auction.

Since 2013, power generators must buy all their allowances, with exceptions for some countries. The manufacturing industry received 80% of its allowances for free in 2013. This proportion decreased gradually annually to 30% in 2020, with the exception of sectors that were deemed to be exposed to carbon leakage. Carbon leakage refers to the situation that may occur if, for reasons of costs related to climate policies, businesses were to transfer production to other countries with less restrictive emission constraints. This could lead to an increase in their total emissions. The risk of carbon leakage may be higher in certain energy-intensive industries. Consequently, to safeguard the competitiveness of industries covered by the EU ETS, the production from sectors and sub-sectors deemed to be exposed to a significant risk of carbon leakage receives a higher share of free allowances compared to the other industrial installations. A list of such sectors is published by the European Commission. 15% of the allowances in circulation in the aviation sector are auctioned.

While the overall auction volume is written into law, the actual annual auction volume varies significantly:

a.	The MSR adjusts auction supply based on the surplus of allowances in the market. Every year, the European Commission assesses the TNAC. If the allowance surplus exceeds 833 million allowances, 24% (as of 2031: 12%) of that surplus is withdrawn from auctions over the next 12 months and placed in a reserve. If the surplus drops below 400 million allowances, the auction volume of the next 12 months is increased by 100 million allowances until the reserve is depleted. In connection with the Initiative (discussed above), the MSR was reformed to provide that, if the allowance surplus is between 833 million and 1.096 billion, then the number of allowances equal to the difference between the TNAC and 833 million will be withdrawn from auctions over the next 12 months and placed in a reserve, and if the allowance surplus exceeds 1.096 billion allowances, then 24% (as of 2031: 12%) of that surplus is withdrawn from auctions over the next 12 months and placed in a reserve. The reforms set the number of allowances that can be held in the MSR at 400 million, with any surplus allowances being cancelled. The reforms also mandate the release of 75 million allowances to the extent that the average allowance price for the preceding six calendar months is more than 2.4 times the average allowance price at auctions for the preceding two year period. The mandatory release provision is only available once every 12 months.

b.	For administrative reasons, some countries are forced to delay the sale of allowances, e.g. because they failed to appoint an auctioneer in time.

c.	Some allowances are earmarked for special purposes such as financing low carbon technology innovation. The monetization of such allowances (and therefore the timing of these sales) can vary over time.

d.	In the case that not all allowances that are earmarked for free allocation are indeed issued, the remaining volume is auctioned towards the end of a trading period.

In order to participate directly in an EUA auction on the EEX, one must be a:

●	Compliance buyer;

●	Investment firm or credit institution;

●	Business grouping of compliance buyers; or

●	Other intermediary specifically authorized by the home member state.

Major Holders and Allowance Use Cases

There is limited publicly available data on individuals or individual organizations’ holdings in physical carbon allowances. Primarily, carbon allowances are held for three different use cases:

a.	Complying with the EU ETS: Companies that need to surrender allowances under the EU ETS hold allowances to surrender them annually. These positions are typically built over time and ultimately surrendered at time of compliance. Therefore, the largest emitters in the EU ETS hold a significant amount of allowances, which include entities such as large utilities with a substantial share of fossil fuel fired power plants, cement companies, steel producers, chemical producers, oil and gas majors and airlines.

b.	Providing financial services for hedging purposes or speculation, such as clearing houses for the EEX or the Intercontinental Exchange (ICE), or banks holding allowances for their clients.

c.	Trading on and speculating around price moves, using physical emission allowances. This can take many forms, including “yield trades”, which includes holding a physical allowance and selling an EUA future at a premium to gain the yield in the forward curve; or outright positions for short term or long term speculation.

In addition to holding physical allowances, there is a liquid secondary futures and options market that is primarily used for hedging future emissions or speculating. Active players include large compliance entities, investment banks and hedge funds.

Trading EU Allowances

Transactions in allowances in the EU ETS take place between accounts in the Union Registry. Actors in the EU ETS first need to open an account with the Union Registry to be able to perform any transactions in EU allowances. Accounts can be held by individuals and by organizations, although the precise rules (e.g. around account holder domicile) depend upon the specific national registry approached by the applicant.

Transfer instructions are given electronically by an authorized representative of the transferring account, which indicates the number of allowances to be transferred and the details of the recipient’s account. These instructions for the physical transfer are generally given after a trade has been confirmed and approved by both parties, either over-the-counter or on an exchange.

Transferring allowances from a holding account to another account is subject to a 26- hour delay for security reasons. Holding accounts can only transfer allowances to other accounts on their trusted account list. Authorized representatives (natural persons) of the account holders can add new trusted accounts to their list after a security delay of seven days.

However, trading accounts have more flexibility and allow transfers without delay to accounts on the trusted account list and with a 26- hour delay when transferring to accounts not on the list. In contrast, transfers to accounts not on the list are not permitted for holding accounts.

Any transaction is also subject to a two-factor authentication process (signature process): all transfer instructions must be confirmed with a code that is sent via a text message to the registered mobile phone of the account representative initiating the transaction in the Union Registry.

There are times at which the Union Registry is inaccessible for scheduled or unscheduled maintenance, during which no transactions can be initiated.

Trading Location

The EU ETS is linked to small emissions trading systems in Europe (Norway, Switzerland, Iceland and Liechtenstein), but not to any other major cap and trade markets. Therefore, allowances handed out in the EU ETS are not transferable to any registry outside of the EU ETS, and cannot be used for compliance in any other cap and trade market.

There are a number of other trading systems globally, and like the EU ETS, no allowances of any of these systems can be used in any other system:

a.	Western Climate Initiative (WCI): The US state of California and the Canadian province Quebec created a linked cap and trade market, that covers >80% of emissions.

b.	Regional Greenhouse Gas Initiative (RGGI): a group of US east coast states created a linked market that covers power generators only.

c.	The China National ETS: Technically not a cap and trade scheme (as the amount of allowances is not fixed but calculated according to historic production of units), this system is poised to be the world’s largest carbon market. In early 2021, it includes only coal fired power generation and all allowances are handed out for free, but the regulator plans to expand the scope and reduce the share of free allocation.

d.	South Korea ETS: A comprehensive market covering the majority of Korean emissions

On top of such (multi)national approaches, the Paris Agreement aims at establishing a global carbon market between countries. However, the details are yet to be defined.

Registry Accounts

The Union Registry is an online database that holds accounts for Covered Entities, for aircraft operators as well as trading accounts for participants not covered under the EU ETS. The Union Registry records, amongst other things, (i) national implementation measures (which is a list of installations covered by the EU ETS Directive in each EU country and any free allocation to each of those installations in Phase III); (ii) accounts of companies or individuals holding such allowances; (iii) transfers of allowances (“transactions”) performed by account holders; (iv) annual verified CO2 emissions from installations and aircraft operators; and (v) annual reconciliation of allowances and verified emissions, where each company must have surrendered enough allowances to cover all its verified emissions.

The Union Registry can be accessed online in a similar manner to online banking systems. The operational and technical requirements of the Union Registry are specified in the Registries Regulation.

As mentioned above, a legal or natural person must open an account in the Union Registry before being able to participate in the EU ETS and perform transactions with allowances. Depending on the nature of the account holder and his role or activities, the following account types are available: operator holding accounts; aviation operator holding accounts; verifier accounts; person holding accounts; trading accounts; and national accounts.

To open an account, the account holder has to provide specific supporting evidence on the account holder and representatives (natural persons) that are authorized to use the account. The relevant national administrator checks these documents prior to activation of the account.

The European Union Transaction Log (“EUTL”) also automatically checks, records, and authorizes all transactions that take place between accounts in the Union Registry to ensure that transfers are in accordance with the EU ETS rules.

Pricing of Allowances and Trading Volume

There are currently two primary avenues for trading EUAs: The primary market involves participation in a regularly scheduled auction. The secondary market involves transactions between buyers and sellers on regulated markets. The instruments offered for trading are the following (1) instruments with a daily expiry, including spot EUAs and the Daily EUA Future, (2) futures contracts with various maturities; and (3) options on futures contracts. There are also over-the-counter transactions, but they comprise a negligible percentage of transactions.

Liquidity differs between EUAs and EUAAs. Since fewer of the latter exist, the liquidity in both primary and secondary markets is lower for EUAAs than for EUAs.

The EUA markets are generally liquid:

a.	On a near-daily basis, EUA auctions are held, with the caveat that from mid-December to mid-January, auctions are paused. Also, August auction volumes are typically 50% lower than average to account for less trading activity due to summer holidays. Prices achieved in these auctions are published on various publicly-accessible websites, including the European Commission’s primary website.

b.	As of the date of this annual report on Form 10-K (the “Report”), the secondary market sees trading volumes in excess of €2bn daily on average, with the majority of the liquidity in the futures market. Prices for secondary market transactions are published on various publicly-accessible websites, including those of the exchanges.

The auction venue provides transparency by releasing the auction data (total number of EUAs auctioned, the clearing price, bids received, and the cover ratio) shortly after the completion of each auction at 11 a.m. Central European Time (“CET”). Usually, the secondary market trades in a very close range around the primary market at that time.

Twenty-eight countries (25 EU member states plus Liechtenstein, Norway, and Iceland) have agreed to use EEX to conduct their regularly scheduled auctions. Germany and Poland have opted out of the common auction but also utilize the EEX for auctions. Hence, EUA auctions take place exclusively on EEX. These auctions take place on a regularly scheduled basis; the number of allowances being auctioned is disclosed on a schedule prior to auction. Prices achieved in these auctions are published on various publicly-accessible websites, including the European Commission’s primary website. There is no price management in the EU ETS, with the exception that if the primary auction clears significantly below the secondary market range preceding the auction, the auction can be cancelled. (this has occurred in the past when bidding interest was insufficient). The unsold volume is then added to the next few auctions.

The spot and futures markets for EUAs have existed since 2005 after the formal launch of the EU ETS on January 1, 2005. Spot EUAs are traded exclusively on the EEX, and futures contracts and options on futures contracts are traded on EEX, ICE Endex Markets B.V. (“ICE Endex”) and Nasdaq Oslo, although the latter’s market share is marginal.

EUA markets are generally liquid. The classifications for market participants include five basic categories — (1) investment firms or credit institutions, (2) investment funds, (3) other financial institutions, (4) operators with compliance obligations and (5) commercial undertakings which are non-financial firms without compliance obligations under the EU ETS. The number of participants in the market have a direct bearing on the quality of trading.

Exchange-traded instruments with daily expiry traded on an exchange include spot EUAs traded on the EEX and the Daily EUA Future traded on ICE Endex.

Secondary Spot EUA Market

As noted above, exchange-traded spot EUAs are traded exclusively on the EEX. The current value (spot price) for an EUA is greatly influenced by a number of factors, including regulatory changes, world events and general levels of economic activity. The trading hours for spot EUAs on EEX are 8:00 a.m. to 6:00 p.m. CET, and trade registrations are possible until 6:45 p.m. CET. Trades concluded before 4:00 p.m. CET are settled on the next business day, or T+1, while trades after 4:00 p.m. CET are settled on the day after the first business day, or T+2. The EEX calculates and publishes each trading day an index (the “EUA End of Day Index”) reflecting the end of day price of EUAs traded in the secondary market on EEX.

Daily EUA Futures

Most liquidity in the secondary market is achieved by trading futures contracts. These contracts have expiration going out as far as 2030. The Daily EUA Future is exclusively traded on the ICE Endex. The Daily EUA Future settles each day at the close of trading. The Daily EUA Future is a deliverable contract where each person with a position open at cessation of trading is obliged to make or take physical delivery of EUAs upon the expiration of the contract at the end of each trading day. Settlement of the Daily EUA Future does not occur through cash transactions. Each Daily EUA Future represents one lot of 1,000 EUAs, with each EUA providing an entitlement to emit one ton of carbon dioxide equivalent gas. Generally, Daily EUA Futures trade on ICE Endex from approximately 2:00 a.m. Eastern Time (“E.T.”) to approximately 12:00 p.m. E.T. The settlement price is fixed each business day and is published by the exchange at approximately 12:15 E.T. Final settlement of the requisite number of EUAs versus cash occurs the first business day following the expiry day (T+1).

Past and Future Performance of the EUAs

As movements in the price of EUAs are expected to directly affect the price of the Shares, investors should understand what the recent movements in the price of EUAs have been. Investors, however, should also be aware that past movements in the EUA price are not indicators of future movements.

Regulation

As far as the EU ETS is concerned, it is established pursuant to the EU ETS Directive, the Auctioning Regulation and the Registries Regulation.

The EU ETS Directive governs the companies involved while the Auctioning Regulation details the sale of allowances and the Registries Regulation regulates the Union Registry and transfer of allowances.

Any major changes to the EU ETS are implemented through amendments of the EU ETS Regulation, which requires a full Comitology process on EU level. More technical aspects are implemented though the regulations.

As with all EU law, the EU ETS Directive establishes a legal framework that needs to be translated into national law in each member state. The linked emissions trading schemes (Iceland, Liechtenstein, Norway and Switzerland) need to adjust their respective rules accordingly to remain linked to the EU ETS.

EU emissions allowances and any derivatives thereof are considered financial instruments respectively under points 11 and 4 of Section C of Annex 1 to the Markets in Financial Instruments Directive II (“MiFID II”). Accordingly, certain investment services and activities relating to EU emissions allowances may be licensable activities under MiFID II.

Similarly, under Article 82B of the Financial Services and Markets Act 2000 (“FSMA”) (Regulated Activities) Order 2001 (as amended from time to time, “RAO”) and only in relation to, amongst others, “an investment firm or qualifying credit institution” that is “providing or performing investment services and activities on a professional basis,” EU emissions allowances and any derivatives thereof are considered “specified investments” for the purposes of FSMA. Accordingly, firms specified in Article 82B(2) engaging in “specified activities” (as defined under FSMA and the RAO) relating to EU emissions allowances may be conducting a regulated activity requiring authorization under FSMA.

Due to the existing legal framework, data regarding the EU carbon market is fragmented, with each available dataset having a specific scope regarding the counterparties and types of instruments covered. Additionally, while all EU ETS operations have been centralized in the Union Registry since 2012, there is no centralized market monitoring of the EU carbon market and is instead largely conducted by individual EU member states, namely Germany, Netherlands and Norway. This lack of centralized market monitoring of the EU carbon market at the EU level may make it more difficult for potential market manipulation and abuse practices to be identified. However, EUAs are financial instruments under the EU’s Market Abuse Regulation (“MAR”) and as such are subject to the full set of laws and regulations applicable to financial instruments under MAR, MiFID II and the Markets in Financial Instruments Regulation (“MiFIR”). MAR generally prohibits insider dealing, unlawful disclosure of inside information and market manipulation in connection with the financial instruments traded within the EU. MIFID II and MIFIR provide the general EU wide framework for the regulation of financial services business in the EU. MiFID II relates to the framework of trading venues/structures in which financial instruments are traded, while MiFIR is concerned with regulating the operation of these trading venues and the processes, systems and governance measures adopted by market participants.

Calculating Net Asset Value

The Trust’s NAV and NAV per Share are calculated by:

●	Determining the current market value of the Trust’s total assets;

●	Subtracting any liabilities (which include estimated accrued but unpaid fees and expenses); and

●	Dividing that total by the number of outstanding Shares.

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a particular day is released after the markets close, which is typically 4:00 p.m. E.T. The Administrator uses the settlement price for the Daily EUA Futures as established by the ICE Endex. The ICE Endex determines and releases this value daily by 5:15 p.m. CET. The Administrator also converts the value of Euro denominated assets into US dollar equivalents using published foreign currency exchange prices by an independent pricing vendor. Third parties supplying quotations or market data may include, without limitations, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

In addition, in order to provide updated information relating to the Trust for use by investors and market professionals, an updated indicative fund value (“IFV”) is made available through on-line information services throughout the core trading session hours of 9:30 a.m. E.T. to 4:00 p.m. E.T. on each trading day. The IFV is calculated by ISS STOXX using the prior day’s closing NAV per Share of the Trust as a base and updating that value throughout the trading day to reflect changes in the most recently reported mid-point of the bid/ask spread of the Daily EUA Future traded on the ICE Endex. All major exchanges that trade either EUAs or Daily EUA Futures, such as the EEX, ICE ENDEX, and Nasdaq Oslo exchanges, provide real time pricing information to the general public through data vendors such as Bloomberg. Additionally, the trading prices for EUAs and the Daily EUA Futures are disseminated by on-line subscription services or by one or more major market data vendors during the Exchange’s code trading session of 9:30 a.m. to 4:00 p.m. E.T. The IFV disseminated during the Exchange’s core trading session hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated using a different manner and it is calculated only once at the end of each trading day based upon the relevant end of day values of the Trust’s investments.

It should also be noted that although the IFV is disseminated throughout the core trading session, the customary trading hours for EUAs, the Trust’s primary asset, are 2 a.m. to 12 p.m. E.T. This means that there is a gap in time at the end of each day during which the Trust’s Shares are traded on the Exchange, but real-time trading prices for EUAs are not available. During such gaps in time the IFV will be calculated based on the last reported mid-point of the bid-ask spread of the Daily EUA Future in the immediately preceding the trading session until the day’s settlement price is reported, in which case the day’s settlement price will be used.

During customary trading hours for EUAs the IFV will be calculated as follows:

(((Most recently reported mid-point of the bid/ask spread of Daily EUA Future on ICE Endex × number of EUAs held by Trust) × Euro to U.S. dollar exchange rate) - accrued expenses)/number of Shares outstanding

Outside customary trading hours for EUAs the IFV will be calculated as follows:

(((end of day settlement price of the Daily EUA Future on ICE Endex × number of EUAs held by Trust) × Euro to U.S. dollar exchange rate) - accrued expenses)/number of Shares outstanding

The Exchange disseminates the IFV through the facilities of CTA/CQ High Speed Lines. In addition, the IFV is published on the Exchange’s website and is available through on-line information services such as Bloomberg. The Trust, the Sponsor and its affiliates are not involved in, or responsible for, the calculation or dissemination of the IFV and make no warranty as to its accuracy.

The Sponsor believes that the Daily EUA Future settlement price is the most appropriate metric for measuring the values of the Trust’s EUA holdings. The daily settlement price of the Daily EUA Future can be expected to be substantially identical to the daily EUA End of Day Index value.

Trust Expenses

The Trust’s only ordinary recurring expenses are expected to be the Sponsor’s Management Fee, paid monthly in arrears, in an amount equal to 0.79% per annum of the daily NAV of the Trust. The aggregate Sponsor’s Management Fee for the fiscal year ended November 30, 2025 was $7,710.

In exchange for the Sponsor’s Management Fee, the Sponsor has agreed to assume all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, each of the Trustee’s, Administrator’s, Cash Custodian’s, Transfer Agent’s and Marketing Agent’s monthly fee and out-of-pocket expenses and expenses reimbursable in connection with such service provider’s respective agreement; the marketing support fees and expenses; exchange listing fees; SEC registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees and expenses; and routine legal expenses. The routine ordinary expenses assumed by the Sponsor on behalf of the Trust are not subject to any caps. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares.

The Trust will be responsible for reimbursing the Sponsor or its affiliates for paying all the extraordinary fees and expenses, if any, of the Trust. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. The Trust will either (i) cause the Sponsor to receive EUAs from the Trust in such quantity as may be necessary to pay the Sponsor’s Management Fee or (ii) sell EUAs in such quantity as may be necessary to permit payment in cash of the Sponsor’s Management Fee and other Trust expenses and liabilities not assumed by the Sponsor, if any.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets is only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of EUAs, or the amount of cash sufficient to purchase the amount of EUAs, represented by the Baskets being created or redeemed, the amount of which is equal to the combined NAV of the number of Shares included in the Baskets being created or redeemed determined as of 4:00 p.m., E.T., on the day the order to create or redeem Baskets is properly received. Creations of Baskets may only be settled after the requisite amount of EUAs or cash is deposited in the Trust’s Union Registry account, or Cash Custodian account, as applicable. For a creation or redemption in cash, the Sponsor shall arrange for the EUAs represented by the Baskets to be purchased from, or sold to, a third party selected by the Sponsor who (1) is not the Authorized Participant and (2) will not be acting as an agent, nor at the direction, of the Authorized Participant with respect to the delivery of EUAs to the Trust (such third party, a “Liquidity Provider”) Liquidity Provider selected by the Sponsor. In the case of a cash redemption, the cash proceeds from the sale of EUAs are distributed from the Trust’s account at the Cash Custodian to the Authorized Participant. The Liquidity Providers are selected at the Sponsor’s sole discretion and may include any broker-dealer authorized to trade on the EEX or ICE Endex. As of the date of this Report, Vertis Environmental Finance Ltd. (“Vertis”) and Redshaw Advisors Ltd. (“Redshaw”) has each agreed to serve as a Liquidity Provider for the Trust.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery, or facilitation of the delivery, of the EUAs or cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust or the Sponsor, without the consent of any shareholder or Authorized Participant. Authorized Participants pay the Administrator a transaction fee of $100 for each order they place to create or redeem one or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor, taking into account the volume of creation and redemption orders and the cost to the Administrator and Sponsor of processing the creation and redemption orders, among other factors. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Some Authorized Participants or Liquidity Providers or their affiliates may from time to time buy or sell EUAs and may profit in these instances. The Sponsor believes that the size and operation of the EUA market, as well as the current price of EUAs and the corresponding size of Baskets, make it unlikely that Authorized Participants’ or Liquidity Providers’ direct activities in the EUA market will significantly impact the price of EUAs or the Trust’s Shares. Authorized Participants must be (1) participants in the Depository Trust Company (“DTC”), such as banks, brokers, dealers and trust companies (“DTC Participants”); (2) registered as a broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and regulated by the Financial Industry Regulatory Authority (“FINRA”) or some other self-regulatory organization or be exempt from being or otherwise not required to be so regulated or registered; and (3) qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Participant Agreement, the Sponsor, and the Trust under limited circumstances, have agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail, each of which has been filed as an exhibit to this Report.

The use of cash creations and redemptions has transaction costs of buying and selling EUAs. These costs include the bid-ask spread along with the operational costs from the labor and overhead involved in calculating, executing, monitoring, and accounting for transactions in the EUA markets and related cash movements. The Trust’s Authorized Participant Agreement provides that transaction costs and slippage related to Basket creation and redemption are the responsibility of the Authorized Participant.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent, which must be approved by the Marketing Agent, to create one or more Baskets. Currently, creation orders are accepted in exchange for cash or EUAs. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange, the New York Stock Exchange, EEX, ICE Endex or other exchange material to the valuation or operation of the Trust, or the calculation of EUAs or Daily EUA Futures, is closed for regular trading. Purchase orders must be placed by 11:00 a.m., E.T., or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received by the Transfer Agent and approved by the Marketing Agent, is considered the purchase order date. Creation orders received by the Transfer Agent on or after the order cut-off time on a business day shall be considered received at the opening of business on the next business day and shall have as their purchase order date such next business day.

By placing a purchase order, an Authorized Participant agrees to deposit EUAs with the Trust or cash with the Cash Custodian. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired the nonrefundable transaction fee due for the creation order.

Determination of Required Deposits

The total deposit of EUAs or cash required to create each Basket is an amount of EUAs or cash that is in the same proportion to the total assets of the Trust (net of accrued expenses and other liabilities) on the date the order to purchase is properly received, as the number of Shares to be created under the purchase order is in proportion to the total number of Shares outstanding on the date the order is received. On the purchase order date, following receipt of the purchase order from the Authorized Participant, the Sponsor shall, in its sole discretion, select a Liquidity Provider and cause the Trust to execute a trade to purchase EUAs from that Liquidity Provider in the amount of the Basket Deposit (the calculation of which is explained below), with the purchased EUAs to be delivered by the Liquidity Provider on the purchase settlement date in exchange for a cash price to be delivered by the Trust on the purchase settlement date. The Liquidity Provider, not the Authorized Participant, shall be responsible for delivering EUAs to the Trust.

On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of EUAs constituting the Basket Deposit as appropriate to reflect accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 p.m. E.T. The Administrator determines the Basket Deposit for a given day by dividing the amount of EUAs and cash, if any, held by the Trust as of the opening of business on that business day, adjusted for the amount of EUAs and cash, if any, constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business divided by 50,000. This produces the “Basket Deposit,” which is a number of EUAs equal to the amount of EUAs and any cash attributable to each Basket as of the opening of business on trade date. The resulting EUA amount is then valued, in cash, at the settlement price for the Daily EUA Futures calculated on that trade date. This produces the “Basket Cash Deposit”. The Basket Deposit, and the Basket Cash Deposit, so determined, is communicated via electronic mail message to all Authorized Participants and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Deposit determined by the Administrator as indicated above.

By the end of day Eastern time (or such other time as the parties may agree) on the trade date for a purchase order, the Administrator will communicate to the Authorized Participant the full cash amount required to settle the transaction. This amount will be equal to the amount of cash equal to the Basket Cash Deposit plus any additional cash required to account for the price at which the Trust agrees to purchase the requisite amount of EUAs to the extent the price of EUAs is greater than the Daily EUA Future settlement price on each purchase order date. The Trust acknowledges that, if the actual cash purchase price of EUAs from the Liquidity Provider is below the Basket Cash Deposit, the Authorized Participant shall be entitled to retain the difference and the cash required to create a Basket shall be reduced accordingly.

Fractions of an EUA less than one EUA are disregarded for purposes of the computation of the Basket Deposit. Because the disregarded EUA amounts will always be less than a single EUA, the value of which will be spread over all of the Trust’s outstanding Shares, which will be at least 50,000 Shares, which is the size of a Basket, the Sponsor has determined that those amounts will always be de minimis.

It is highly unlikely that discounting an EUA would ever affect the Trust’s NAV per Share by more than a penny per Share, and, due to the large size of Baskets, it is impossible that discounting an EUA would ever reduce per Share NAV by a material amount (e.g., more than one half of one percent).

Delivery of Required Deposits

For cash creations, an Authorized Participant who places a purchase order is responsible for arranging for the delivery to the Trust’s account with the Cash Custodian of the required cash deposit by 2:00 p.m. E.T. on the first business day following the purchase order date. The Liquidity Provider delivers EUAs to the Trust’s Union Registry account in exchange for the cash purchase price. Upon settlement of the EUA purchase from the Liquidity Provider into the Trust’s Union Registry account, the Trust instructs the Transfer Agent to release the Shares to the Authorized Participant, and the Transfer Agent directs DTC to credit the number of Shares ordered to the applicable DTC account, by close of business on the purchase settlement date.

For in-kind creation orders, an Authorized Participant who places a purchase order is responsible for arranging for the delivery to the Trust’s Union Registry account with the required EUA deposit by 2:00 p.m. E.T. on the first business day following the purchase order date. Upon receipt of the EUA deposit amount in the Trust’s Union Registry account, the Union Registry will notify the Sponsor that the EUAs have been deposited.

Upon receipt of confirmation from the Union Registry that the EUA deposit amount has been received, the Administrator will direct DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

EUAs held in the Trust’s Union Registry account are the property of the Trust and are not traded, leased, or loaned under any circumstances.

There may be circumstances where the Trust will receive EUA deposits from an Authorized Participant or Liquidity Provider only in whole lots of EUAs, consisting of 1,000 EUAs, in exchange for Baskets of Shares. This may occur if, for example, partial lots could only be acquired from a Liquidity Provider at disadvantageous prices, relative to whole lots, or if an Authorized Participant is unable to assume the risk of, or lacks the infrastructure for, trading in partial lots. However, a Basket Deposit will not likely consist of only whole lots of EUAs, but rather will consist of a fraction of a whole lot in addition to whole lots of EUAs. Therefore, to facilitate the creation of Baskets, an Authorized Participant or Liquidity Provider who must provide a fraction of a lot of EUAs may credit the Trust’s Union Registry account with a whole lot of EUAs and the Trust will immediately reimburse the Authorized Participant or Liquidity Provider an amount equal to the pro rata portion of the EUA lot that exceeds the value of the Basket Deposit. The Trust will reimburse the Authorized Participant or Liquidity Provider using cash on hand, in accordance with procedures adopted by the Sponsor. The Trust intends to maintain approximately 1% of its assets in cash to reimburse the Authorized Participant or Liquidity Provider for EUAs deposited in excess of the value of the Basket Deposit. In this way, any EUAs deposited with the Trust’s Union Registry account in excess of the Basket Deposit will never be included in the calculation of the Trust’s NAV at the end of each business day.

Suspension of Purchase Orders

The Sponsor may, in its discretion, suspend the right to purchase, or postpone the purchase settlement date: (1) for any period during which the Exchange, the New York Stock Exchange, EEX, ICE Endex or other exchange material to the valuation or operation of the Trust is closed, or when trading is suspended or restricted on such exchanges in EUAs or Daily EUA Futures, other than customary weekend or holiday closings, or trading of Shares on the Exchange is suspended or restricted, or (2) during an emergency as a result of which delivery, disposal or evaluation of EUAs is not reasonably practicable. The Sponsor will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement. In the event that the Sponsor intends to suspend or postpone purchases, it will provide shareholders with notice in a prospectus supplement and/or through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order or Basket Deposit if the Sponsor determines that:

●	the purchase order or Basket Deposit is not in proper form;

●	it would not be in the best interest of the shareholders of the Trust;

●	the acceptance of the purchase order or the Basket Deposit would have adverse tax consequences to the Trust or its shareholders;

●	the acceptance or receipt of which would, in the opinion of counsel to the Sponsor, be unlawful; or

●	circumstances outside the control of the Trust, the Sponsor, the Marketing Agent or the Union Registry make it, for all practical purposes, not feasible to process Baskets.

None of the Sponsor, the Transfer Agent, the Marketing Agent, the Union Registry or the Cash Custodian will be liable for the rejection of any purchase order or Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. Redemption orders may be processed either in cash or in-kind in EUAs. On any business day, an Authorized Participant may place an order with the Administrator to redeem one or more Baskets. Redemption orders must be placed by 11:00 p.m., E.T., or the close of regular trading on the Exchange, whichever is earlier. A redemption order will be effective on the date it is received by the Transfer Agent (“Redemption Order Date”). Redemption orders received by the Transfer Agent on or after the order cut-off time on a business day shall be considered received at the opening of business on the next business day and shall have as their Redemption Order Date such next business day.

Determination of Redemption Distribution

The redemption distribution from the Trust consists of a transfer to the redeeming Authorized Participant or its agent an amount of EUAs or cash that is determined in the same manner as the determination of the deposit required to create Baskets, discussed above. Fractions of an EUA included in the redemption distribution smaller than one EUA are disregarded. The redemption distribution due from the Trust will be delivered once the Administrator notifies the Sponsor that the Authorized Participant has delivered the Shares represented by the Baskets to be redeemed to the Trust’s DTC account. If the Trust’s DTC account has not been credited with all of the Shares of the Baskets to be redeemed, the redemption distribution will be delayed until such time as the confirmation of delivery of all such Shares. Only whole Baskets will be redeemable.

Delivery of Redemption Distribution

The redemption distribution due from the Trust will be delivered to the Authorized Participant or its agent on the first business day following the Redemption Order Date if, by 2:00 p.m. E.T., on such business day, the Trust’s DTC account has been credited with the Baskets to be redeemed. If the Trust’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Administrator receives the fee applicable to the extension of the redemption distribution date which the Administrator may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Trust’s DTC account by 2:00 p.m. E.T. on such next business day. Any further outstanding amount of the redemption order may be cancelled.

For cash redemptions, on the redemption settlement date, the Liquidity Provider delivers cash to the Trust’s account with the Cash Custodian in exchange for the amount of EUAs constituting the Basket Deposit. Upon settlement of the EUA sale by the Trust to the Liquidity Provider and the receipt of the Liquidity Provider’s cash in the Trust’s Cash Custodian account, the Trust instructs the Transfer Agent to deliver the Authorized Participant’s Shares in the Baskets to be redeemed back to the Trust, in exchange for which the Trust instructs the Cash Custodian to transfer the Basket Cash Deposit to the Authorized Participant’s designated bank account and the redemption order is settled.

For in-kind redemptions, once the Administrator notifies the Sponsor that the Shares have been received in the Trust’s DTC account, the Sponsor instructs the Union Registry to transfer the redemption EUA amount from the Trust’s Union Registry account to the Union Registry account of the Authorized Participant or its agent.

The Sponsor is the only entity that may initiate a withdrawal of EUAs from the Trust’s Union Registry account, and the only accounts that may receive EUAs from the Trust’s Union Registry account are the Union Registry accounts of the Authorized Participants and Liquidity Providers, their agents or the Sponsor.

There may be circumstances where an Authorized Participant or Liquidity Provider will receive only whole lots of EUAs, consisting of 1,000 EUAs, in exchange for redeemed Baskets of Shares. This may occur if, for example, partial lots could only be sold to a Liquidity Provider at disadvantageous prices, relative to whole lots, or if an Authorized Participant or Liquidity Provider is unable to assume the risk of, or lacks the infrastructure for, trading in partial lots. However, a Basket Deposit will not likely consist of only whole lots of EUAs, but rather will consist of a fraction of a whole lot in addition to whole lots of EUAs. Therefore, the Trust may transfer to an Authorized Participant or Liquidity Provider whole lots of EUAs that exceed the value of the Basket Deposit, in accordance with procedures adopted by the Sponsor. In the case of cash redemptions, after selling whole lots to a Liquidity Provider, the Trust will deliver to the Authorized Participant an amount of cash equal to the value of the Basket Deposit and retain the cash generated by the sale of the partial lot in excess of the value of the redemption distribution. In the case of in-kind redemptions, the Authorized Participant will immediately reimburse the Trust for the overpayment of EUAs in excess of the value of the redemption distribution. In this way, the delivery of whole lots of EUAs that exceed the value of the Basket Deposit will not result in the dilution of a shareholder’s interest in the Trust.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the Exchange, the New York Stock Exchange, EEX, ICE Endex or other exchange material to the valuation or operation of the Trust is closed, or when trading is suspended or restricted on such exchanges in EUAs or Daily EUA Futures, other than customary weekend or holiday closings, or trading of Shares on the Exchange is suspended or restricted, or (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of EUAs is not reasonably practicable. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions, e.g., because of a market disruption event or an unanticipated delay in the liquidation of a position in an over the counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified.

Redemption orders must be made in whole Baskets. The Sponsor acting by itself or through the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any redemption order (1) the Sponsor determines not to be in proper form, (2) if the fulfillment of the order, in the opinion of its counsel, might be unlawful, or (3) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement or the Union Registry make it, for all practical purposes, not feasible to process.

None of the Sponsor, the Administrator, or the Union Registry will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement. In the event that the Sponsor intends to suspend or postpone redemptions, it will provide shareholders with notice in a prospectus supplement and/or through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

Creation and Redemption Transaction Fee

To compensate the Administrator for expenses incurred in connection with the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee of $100 to the Administrator to create or redeem Baskets, which does not vary in accordance with the number of Baskets in such order. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor, taking into account the volume of creation and redemption orders and the cost to the Administrator and Sponsor of processing the creation and redemption orders, among other factors. The Sponsor will notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of Baskets until thirty (30) days after the date of notice.

In addition, in connection with a cash creation or redemption of Baskets, an Authorized Participant is responsible for any operational processing and brokerage costs, or other transfers fees or taxes associated with the purchase or sale of EUAs from or to the Liquidity Provider. Such fees may be reduced, increased or otherwise changed by the Sponsor.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of Baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

The Trust issues Shares in Baskets to Authorized Participants from time to time in exchange for deposits of the amount of EUAs represented by the Baskets being created. A current list of Authorized Participants is available from the Administrator and the Sponsor.

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Baskets it does create.

Authorized Participants that do offer to the public Shares from the Baskets they create will do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of EUAs or other portfolio investments. Baskets are generally redeemed when the price per Share is at a discount to the per Share NAV. Shares initially comprising the same Basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Shares are expected to trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of investors who seek to purchase or sell Shares in the secondary market and the liquidity of EUAs.

Investors who decide to buy or sell Shares of the Trust will place their trade orders through their brokers and may incur customary brokerage commissions and charges.

Description of Shares

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trust will create Shares in Baskets (a Basket equals a block of 50,000 Shares) only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in the net assets of the Trust and have no par value. The Shares of the Trust are listed for trading on the Exchange under the symbol “CTWO.” The Trust’s Shares may be bought and sold on the Exchange like any other exchange-listed security.

Shareholders may obtain pricing information on EUAs from various financial information service providers, including Bloomberg. In addition, the Trust’s website (www.cotwoadvisors.com) will provide pricing information for EUAs and the Shares. Market prices for the Shares will be available from a variety of sources including brokerage firms, information websites and other information service providers. The NAV of the Trust will be published by the Sponsor on each day that the Exchange is open for regular trading and will be posted on the Trust’s website.

Cash and Other Distributions

If the Trust is terminated and liquidated, the Sponsor will distribute to the shareholders any amounts remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of such reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Sponsor shall determine. Shareholders of record on the record date fixed by the Sponsor (or one of its delegates) for a distribution will be entitled to receive their pro rata portion of any distribution.

If the Sponsor determines that there is more cash being held in the Trust than is reasonably expected to be needed to pay the Trust’s expenses in the near future or to be used for acquiring odd lots of EUAs in connection with creation transactions, as described above under “Creation and Redemption of Shares — Delivery of Required Deposit,” the Sponsor will use such cash in excess of a set threshold to acquire additional EUAs. The Trust has no obligation to make periodic distributions to shareholders.

Registered holders of Shares will receive these distributions in proportion to the number of Shares owned. Before making a distribution, the Administrator will deduct any applicable withholding taxes and any fees and expenses of the Trust that have not been paid. It will distribute only whole U.S. dollars and cents and will round fractional cents down to the nearest whole cent. Neither the Sponsor nor the Administrator will be responsible if the Sponsor determines that it is unlawful or impractical to make a distribution available to registered holders.

Description of Limited Rights

The Shares do not represent a traditional investment and should not be viewed as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. A shareholder will not have the statutory rights normally associated with the ownership of shares of a corporation; however, the Delaware Statutory Trust Act (“DSTA”) does provide shareholders the right to bring “oppression” or “derivative” actions. All of the Shares are of the same class with equal rights and privileges. Each of the Shares is transferable, is fully paid and nonassessable and entitles the holder to vote on the limited matters upon which shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as provided below, any redemption rights or rights to distributions.

Voting Rights

Under the Trust Agreement, shareholders have no voting rights except as the Sponsor may consider desirable and so authorize in its sole discretion.

Book-Entry Form

Individual certificates will not be issued for the Shares. Instead, one or more global certificate will be deposited by the Transfer Agent with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates will evidence all of the Shares outstanding at any time. Shareholders are limited to: (1) DTC Participants; (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”); and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers are made in accordance with standard securities industry practice.

DTC may decide to discontinue providing its service with respect to Baskets and/or the Shares by giving notice to the Transfer Agent and the Sponsor. Under such circumstances, the Sponsor will find a replacement for DTC to perform its functions at a comparable cost or, if a replacement is unavailable, the Sponsor will terminate the Trust.

The rights of the shareholders generally must be exercised by DTC Participants acting on their behalf in accordance with the rules and procedures of DTC. Because the Shares can only be held in book-entry form through DTC and DTC Participants, shareholders must rely on DTC, DTC Participants and any other financial intermediary through which they hold the Shares to receive the benefits and exercise the rights described in this section. Shareholders should consult with their broker or financial institution to find out about procedures and requirements for securities held in book-entry form through DTC.

Share Splits

If the Sponsor believes that the per Share price in the secondary market for Shares has fallen outside a desirable trading price range, the Sponsor may declare a split or a reverse split in the number of Shares outstanding and make a corresponding change in the number of Shares constituting a Basket.

The Sponsor

The Sponsor, COtwo Advisors LLC, is a Delaware limited liability company. The Sponsor’s mailing address is 140 Elm Street, Suite 6, New Canaan, CT 06840. The Sponsor has no experience or history of past performance in managing an investment vehicle like the Trust.

The Sponsor’s Role

The Sponsor: (1) will select the Trustee, Administrator, Transfer Agent, Cash Custodian, Marketing Agent and any other Trust service providers; (2) will negotiate various agreements and fees for the Trust; (3) will develop a marketing plan for the Trust on an ongoing basis and prepare marketing materials regarding the Shares; (4) will maintain the Trust’s website; and (5) will perform such other services as the Sponsor believes that the Trust may require.

The Trust is managed and controlled by the Sponsor pursuant to the terms of the Trust Agreement and the Sponsor Agreement. The Sponsor arranged for the creation of the Trust, the registration of the Shares for their public offering in the United States and the listing of the Shares on the Exchange. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including applicable SEC registration fees. In exchange for the Sponsor’s Management Fee, the Sponsor has agreed to assume to pay all of the routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the following administrative and marketing expenses incurred by the Trust: each of the Trustee’s, Administrator’s, Cash Custodian’s, Transfer Agent’s and Marketing Agent’s monthly fee and out-of-pocket expenses and expenses reimbursable in connection with such service provider’s respective agreement; the marketing support fees and expenses; exchange listing fees; SEC registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees and expenses; and routine legal expenses. The routine ordinary expenses assumed by the Sponsor on behalf of the Trust are not subject to any caps. The Sponsor is not responsible for interest expenses and certain litigation expenses and other non-recurring or extraordinary fees and expenses.

While the Sponsor will not exercise day-to-day oversight over the Trust’s service providers, the Sponsor will engage the Transfer Agent, the Marketing Agent, the Administrator and the Cash Custodian to assist in implementing the creation and redemption process for the Trust.

The Trustee

The sole Trustee of the Trust is Wilmington Trust, National Association, a national banking association. The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890. The Trustee is unaffiliated with the Sponsor. The Trustee’s duties and liabilities with respect to the offering of Shares and the management of the Trust are limited to its express obligations under the Trust Agreement.

The Trustee’s Role

The Trustee is the trustee of the Trust for the sole and limited purpose of fulfilling the requirements of the DSTA. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the DSTA. Under the Trust Agreement, the Trustee has delegated to the Sponsor the exclusive management and control of all aspects of the activities of the Trust.

The Administrator

State Street Bank and Trust Company serves as the Administrator. The Administrator’s office is located at 1 Lincoln Street, Boston, Massachusetts 02110. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees for the creation and redemption of Baskets and the names of the parties that have executed an Authorized Participant Agreement may be obtained from the Administrator.

The Administrator’s Role

The Administrator is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Administrator’s principal responsibilities include: (1) valuing the Trust’s EUAs and calculating the NAV per Share of the Trust; (2) supplying pricing information to the Sponsor for the Trust’s website; and (3) receiving and reviewing reports on the custody of and transactions in cash and EUAs from the Cash Custodian and the Union Registry, respectively, and taking such other actions in connection with the custody of cash as the Sponsor instructs and (4) accounting and other fund administrative services. The Administrator shall, with respect to directing the Cash Custodian, act in accordance with the instructions of the Sponsor.

The Administrator intends to regularly communicate with the Sponsor in connection with the administration of the Trust. The Administrator, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Administrator will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust. The Administrator’s monthly fees and out-of-pocket expenses will be paid by the Sponsor. Affiliates of the Administrator may from time to time act as Authorized Participants or purchase or sell EUAs or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Administrator will keep proper books of registration and transfer of Shares at its office located in 1 Lincoln Street, Boston, Massachusetts 02110 or such office as it may subsequently designate. These books and records are open to inspection by any person who establishes to the Administrator’s satisfaction that such person is a shareholder at all reasonable times during the usual business hours of the Trustee. The Administrator will keep a copy of the Trust Agreement on file in its office which will be available for inspection on reasonable advance notice at all reasonable times during its usual business hours by any shareholder.

The Fund Administration and Accounting Agreement (the “Administration Agreement”), will be in effect for an initial term of 3 years from the commencement of the Trust’s operation, the first date on which the Administrator is entitled to receive fees under the Administration Agreement. The Administration Agreement automatically renews for additional one (1) year periods thereafter, unless terminated by the Trust or the Administrator on at least ninety (90) days’ prior written notice.

The Transfer Agent

State Street Bank and Trust Company serves as the Transfer Agent. The Transfer Agent’s office is located at 1 Lincoln Street, Boston, Massachusetts 02110. The Transfer Agent, among other things, provides transfer agent services with respect to the creation and redemption of Baskets by Authorized Participants, the issuance and redemption of Shares, the payment, if any, of distributions with respect to the Shares, the recording of the issuance of the Shares and the maintaining of certain records therewith.

The Transfer Agent’s Role

The Transfer Agent’s responsibilities include: (1) receiving and processing orders from Authorized Participants for the creation and redemption of Baskets; and (2) coordinating the processing of orders from Authorized Participants with the Marketing Agent, the Cash Custodian, the Trust and the DTC.

The Transfer Agent’s fees and expenses are to be paid by the Sponsor pursuant to the terms of the Transfer Agency and Service Agreement.

The Transfer Agency and Service Agreement will be in effect for an initial term of three (3) years from the commencement of the Trust’s operation, the first date on which the Transfer Agent is entitled to receive fees under the Transfer Agency and Service Agreement. The Transfer Agency and Service Agreement automatically renews for additional one (1) year periods thereafter, unless terminated by the Trust or the Transfer Agent on at least ninety (90) days’ prior written notice.

Liquidity Providers

Vertis Environmental Finance Ltd.

The Trust has entered into a Framework Agreement for the Spot Sale and Purchase of Emissions Allowances (the “Vertis Liquidity Provider Agreement”) with Vertis whereby Vertis is a Liquidity Provider in connection with cash orders from Authorized Participants to create or redeem Trust Shares and, in that capacity, Vertis delivers EUAs to the Trust or delivers cash to the Trust and receives EUAs from the Trust, in each case, at the direction of the Sponsor. The Sponsor selected Vertis as a Liquidity Provider because of Vertis’ position as a large participant in the EUA market that can provide the access to EUAs that the Trust requires at competitive prices. Additional Liquidity Providers may be added in the future, at the sole discretion of the Sponsor. The Sponsor is not aware of any relationship between Vertis and any Authorized Participant or, except for the Vertis Liquidity Provider Agreement, the Sponsor.

Under the Vertis Liquidity Provider Agreement, the Trust shall determine and notify Vertis of its intention to sell or purchase EUAs. Vertis does not have an obligation to accept any such offer from the Trust and shall be entitled to buy or sell the EUAs from or to the Trust, respectively, according to the terms extended by the Trust. Payment for and delivery of the EUAs will be due as agreed between the Trust and Vertis. Delivery of the EUAs are considered to be completed when the EUAs are credited to the Union Registry account of the acquiring party.

The Vertis Liquidity Provider Agreement may be terminated at any time by any party upon eight (8) days prior written notice delivered to the other parties and may be terminated earlier by any party to the Vertis Liquidity Provider Agreement at any time on the event of default or force majeure by either party upon written notice to the defaulting party. Notwithstanding the foregoing, any party may, by prior written notice to the other party, terminate the Vertis Liquidity Provider Agreement at any time if: (i) required by applicable law, (ii) the other party terminates or suspends its business, becomes insolvent, makes an assignment for the benefit of creditors, becomes subject to direct control of a trustee, receiver or similar authority, (iii) the other party becomes subject to any bankruptcy or insolvency proceeding under applicable law, such termination being effective immediately upon any declaration of bankruptcy, or (iv) a party is in breach of any material term, condition, or provision of this Agreement, and such breach cannot be or has not been cured within five (5) banking days.

The Vertis Liquidity Provider Agreement shall be governed by the laws of Hungary.

Redshaw Advisors Ltd.

The Trust has entered into a Framework Agreement for the Sale and Purchase of Emissions Allowances (the “Redshaw Liquidity Provider Agreement”) with Redshaw whereby Redshaw is a Liquidity Provider in connection with cash orders from Authorized Participants to create or redeem Trust Shares and, in that capacity, Redshaw delivers EUAs to the Trust or delivers cash to the Trust and receives EUAs from the Trust, in each case, at the direction of the Sponsor. The Sponsor selected Redshaw as a Liquidity Provider because of Redshaw’s position as a large participant in the EUA market that can provide the access to EUAs that the Trust requires at competitive prices. Additional Liquidity Providers may be added in the future, at the sole discretion of the Sponsor. The Sponsor is not aware of any relationship between Redshaw and any Authorized Participant or, except for the Redshaw Liquidity Provider Agreement, the Sponsor.

Under the Redshaw Liquidity Provider Agreement, the Trust and Redshaw shall jointly determine the terms of the proposed transaction and verify the terms no later than one (1) business day after the trade date, orally or in writing. Payment for and delivery of the EUAs will be due as agreed between the Trust and Redshaw. Delivery of the EUAs is considered to be completed when the EUAs are credited to the Union Registry account of the acquiring party.

The Redshaw Liquidity Provider Agreement may be terminated at any time by either party upon not less than thirty (30) days prior written notice delivered to the other party.

The Redshaw Liquidity Provider Agreement shall be governed by the English Law.

The Marketing Agent

Foreside Fund Services, LLC, a Delaware limited liability company registered as a broker-dealer under the Exchange Act and a member of FINRA, serves as the Marketing Agent. The Marketing Agent’s principal office is located at Three Canal Plaza, Suite 100, Portland, ME 04101.

The Marketing Agent’s Role

The Marketing Agent’s responsibilities shall include: (1) working with the Transfer Agent to review and accept or reject orders placed by Authorized Participants with the Transfer Agent; (2) reviewing and approving all sales and marketing materials for compliance with applicable laws, and filing such materials with FINRA as required by the Securities Act, and the rules promulgated thereunder, and (3) facilitating arrangements between the Sponsor, the Transfer Agent and broker-dealers for the purchase and redemption of Baskets. All such sales and marketing materials must be approved, in writing, by the Marketing Agent prior to use.

The Marketing Agent will generally make it known in the brokerage community that prospectuses and product descriptions are available, including by (i) advising the Exchange on behalf of its member firms of the same, (ii) making such disclosure in all marketing and advertising materials prepared and/or filed by the Marketing Agent with FINRA, and (iii) as may otherwise be required by the SEC. The Marketing Agent shall not bear any costs associated with printing prospectuses and all other such materials.

The Marketing Agent Agreement shall be effective on the date set forth above, and unless terminated as provided therein, shall continue for two years from its effective date, and thereafter from year to year, provided such continuance is approved annually by the Trust.

The Cash Custodian

State Street Bank and Trust Company, a Massachusetts trust company, serves as the Cash Custodian. The Cash Custodian has a trust office at 1 Lincoln Street, Boston, Massachusetts 02110. The Cash Custodian is subject to supervision by the Board of Governors of the Federal Reserve System.

The Cash Custodian’s Role

The Cash Custodian is responsible for holding the Trust’s cash as well as receiving and dispensing cash on behalf of the Trust in connection with the payment of Trust expenses.

The Cash Custodian’s fees and expenses are to be paid by the Sponsor. The Cash Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell EUAs or Shares for their own account, as an agent for their customers and for accounts over which they exercise investment discretion. The Sponsor, on behalf of the Trust, has entered into the Cash Custody Agreement with the Cash Custodian, under which the Cash Custodian maintains the Trust Account.

The Cash Custody Agreement shall be in effect commencing upon the operation of the Trust and shall continue until terminated.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

The Trust does not have any officers, directors or employees. The Sponsor is responsible for the oversight and overall management of the Trust. The Sponsor has adopted a written information security policy for its own risk management. The Sponsor has established an Information Security Committee (“ISC”) that reviews the status of the Sponsor’s cybersecurity processes and any potential risks or incidents. As of the date of this Report, the Sponsor has not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected, or that the Sponsor believes are reasonably likely to materially affect, the Trust, including its operations, results of operations, or financial condition.

Cybersecurity Program Overview

The Sponsor has a comprehensive cybersecurity program built around the National Institute of Standards and Technology’s Cybersecurity Framework. The program incorporates a variety of strategies and measures aimed at identifying, protecting, detecting, responding to and recovering from cyber incidents. The program’s key components include risk assessment and management, where the ISC, of which the Chief Executive Officer and Chief Financial Officer of the Sponsor are members, identifies potential threats and vulnerabilities and implements appropriate controls to mitigate those vulnerabilities. As part of the program, the ISC (i) develops and enforces security policies and procedures, providing guidelines for safe and secure operations, (ii) prioritizes employee training and awareness, as human error is often a significant factor in security breaches, (iii) conducts regular security audits and assessments to ensure that the program remains effective and up to date with evolving threats, and (iv) incorporates advanced technologies such as identify management, encryption, firewalls, anti-malware and intrusion detection systems to provide multiple layers of defense against cyber-attacks.

The Trust also relies on its other service providers, including the Trustee and the Cash Custodian, to implement cybersecurity programs and engage external experts, including cybersecurity assessors, risk management and information technology professionals, attorneys, consultants and auditors to evaluate their cybersecurity measures and risk management processes.

Management’s Role in Cybersecurity Risk Management

The Sponsor conducts annual due diligence on the Trust’s service providers, including the Trustee and Cash Custodian, which includes a review of the relevant service provider’s operational and cybersecurity controls. The Sponsor’s officers review the results of this annual review and any incidents or perceived risks.

Board Oversight of Cybersecurity Risks

The Sponsor does not have a board of directors and is instead managed by its sole managing member, who performs the governance and oversight functions typically undertaken by a board of directors.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Shares are listed on the Exchange under the symbol “CTWO” and have been listed since June 20, 2025.

Holders of Record

As of February 20, 2026, there were approximately 20 DTC participating shareholders of record of the Trust. Because most of the Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to shareholders during the fiscal year ended November 30, 2025. The Trust has no obligation to make periodic distributions to shareholders.

Issuer Purchase of Shares

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 50,000 Shares (1 Basket) during the year ended November 30, 2025, including 50,000 Shares (1 Basket) for the three months ended November 30, 2025, as set forth in the table below.

Period	Total Shares Redeemed	Average EUAs per Share
12/1/2024 - 2/28/2025	—	—
3/1/2025 - 5/31/2025	—	—
6/1/2025 - 8/31/2025	—	—
9/1/2025 - 11/30/2025	50,000	0.20
Total	50,000

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read together with the financial statements and notes to the financial statements included in this Report. The discussion and analysis that follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to future events and financial results. In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that may occur in the future, including such matters as changes in asset prices and market conditions (for EUAs and the Shares), the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares. Moreover, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Trust Overview

COtwo Advisors Physical European Carbon Allowance Trust (the “Trust”) was formed as a Delaware statutory trust on January 12, 2023. The Trust is governed by the Amended and Restated Declaration of Trust and Trust Agreement (“Trust Agreement”) dated November 27, 2023 between COtwo Advisors LLC (the “Sponsor”) and Wilmington Trust, National Association (the “Trustee”), and a “Sponsor Agreement,” dated December 21, 2023, between the Trust and the Sponsor. The Trust issues common units of beneficial interest, or “Shares,” which represent units of fractional undivided beneficial interest in the Trust’s net assets. The Shares of the Trust are listed for trading on NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “CTWO.”

The Sponsor is a Delaware limited liability company. The Sponsor’s mailing address is 140 Elm Street, Suite 6, New Canaan, CT 06840. The Trust pays the Sponsor a management fee (the “Sponsor’s Management Fee”). The Trust is managed and controlled by the Sponsor pursuant to the terms of the Trust Agreement and the Sponsor Agreement. The Sponsor arranged for the creation of the Trust, the registration of the Shares for their public offering in the United States and the listing of the Shares on the Exchange. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including applicable U.S. Securities and Exchange Commission (“SEC”) registration fees. In exchange for the Sponsor’s Management Fee, the Sponsor has agreed to assume to pay all of the routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the following administrative and marketing expenses incurred by the Trust: each of the Trustee’s, Trust administrator’s, Trust cash custodian’s, Trust transfer agent’s and marketing agent’s monthly fee and out-of-pocket expenses and expenses reimbursable in connection with such service provider’s respective agreement; the marketing support fees and expenses; exchange listing fees; SEC registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees and expenses; and routine legal expenses.

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

On April 29, 2025, the initial Registration Statement on Form S-1 for the Trust (File No. 333-271910) (the “Form S-1”) was declared effective by the SEC. On June 17, 2025, two Baskets (as defined below) for the Trust were issued representing 100,000 Shares. The Trust began trading on the Exchange on June 20, 2025.

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

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of EUAs, less the expenses of the Trust’s operations. The Trust intends to achieve this objective by investing substantially all of its assets in EUAs, which are issued via the European Union Emission Trading System (“EU ETS”) and permit the holder to emit one ton of carbon dioxide equivalent or other greenhouse gas. The Trust’s assets will consist of EUAs and cash. The Trust may hold cash in connection with cash purchases and redemptions of Shares and it also will occasionally hold cash for short periods to pay the Sponsor’s Management Fee and any other Trust expenses and liabilities not assumed by the Sponsor. The Trust will not hold any assets other than EUAs and cash or cash equivalents.

Other than sales of EUAs to pay certain expenses not assumed by the Sponsor, including the Sponsor’s Management Fee, the Trust may only purchase or sell EUAs in connection with the purchase (creation) or redemption of Baskets by Authorized Participants. For a creation in cash, the Authorized Participant will deliver the cash to the Trust’s account at State Street Bank and Trust Company (the “Cash Custodian”), which the Sponsor will then use to purchase EUAs from a third party selected by the Sponsor who (1) is not the Authorized Participant and (2) will not be acting as an agent, nor at the direction, of the Authorized Participant with respect to the delivery of EUAs to the Trust (such third party, a “Liquidity Provider”). For a redemption in cash, the Sponsor shall arrange for the EUAs represented by the Basket to be sold to a Liquidity Provider selected by the Sponsor and the cash proceeds distributed from the Trust’s account at the Cash Custodian to the Authorized Participant in exchange for its Shares. In the case of “in-kind” creation or redemption orders for Shares, Authorized Participants may deliver or direct the delivery of EUAs by third parties, or take delivery or direct the taking of delivery of EUAs by third parties.

Results of Operations

From June 17, 2025 (the date of the commencement of operations) to November 30, 2025:

●	150,000 Shares were issued in exchange for 30,000 EUAs;

●	50,000 Shares were redeemed in exchange for 10,000 EUAs; and

●	300 EUAs were sold for cash to pay Trust expenses.

After giving effect to these transactions, as of November 30, 2025, the Trust owned 19,700 EUAs held by the European Union Registry (the “Union Registry”). The market value of the Trust’s EUA holdings was $1,900,519 based on the Daily EUA Futures price, as determined by ICE Endex Markets B.V. (the “ICE Endex”) on November 30, 2025. In addition, as of November 30, 2025, the Trust held $20,497 in cash and cash equivalents.

November 30, 2025
Total Net Assets	$1,919,879
Shares Outstanding	100,000
Net Asset Value per Share	$19.20
Closing Price	$19.10

The Trust’s NAV per Share increased from $16.95 on June 17, 2025 to $19.20 on November 30, 2025. The $2.25 increase in NAV per Share during the period from June 17, 2025 to November 30, 2025, was primarily attributable to (i) a $7,710 Sponsor’s Management Fee expense, (ii) a $28,146 net realized gain from EUAs sold to fund redemptions, (iii) a $618 net realized loss from EUAs sold to pay expenses, (iv) a $6,640 net realized gain from foreign exchange transactions, and (v) a $233,158 net change in unrealized appreciation on investment in EUAs. Other than the Sponsor’s Management Fee, the Trust had no expenses during the period from June 17, 2025 to November 30, 2025.

Period ended November 30, 2025
Average daily total net assets	$2,136,305
Net realized and unrealized loss on EUAs and foreign currency	$267,326
Interest income earned on cash equivalents	$378
Net investment income (loss)	$(7,332)
Weighted average shares outstanding	123,653
Sponsor’s Management Fees	$7,710
Total fees and other expenses excluding Sponsor’s Management Fees	$0
Brokerage Commissions	$0
Total expense ratio	0.79%
Net investment income/(loss)	-0.75%
Creation of Shares	150,000
Redemption of Shares	50,000

Premiums and Discounts

The graph and chart below present information about the differences between the daily market price for Shares of the Trust and the Trust’s reported NAV per Share for the period from June 20, 2025 (the first day the Shares were traded on the Exchange) to November 30, 2025. The amount that the Trust’s market price is above the reported NAV per Share is called the premium. The amount that the Trust’s market price is below the reported NAV per Share is called the discount. The market price is determined using the midpoint between the highest bid and the lowest offer on the Exchange, as of the time that the Trust’s NAV is calculated (usually 4:00 p.m. Eastern Time (“E.T.”)).

Fund NAV vs. Fund Closing Price - June 20, 2025 - November 30, 2025

Generally speaking, the market price of the Shares tracked closely to the NAV per Share during the period. Any discrepancies were the result of the Trust’s small public float and limited trading in the Trust’s Shares. Over time, as more Shares are issued, we expect the frequency and magnitude of the trading premiums and discounts to NAV to decline.

The performance data above for the Trust represents past performance. Past performance is not a guarantee of future results. Investment return and the value of the Trust’s Shares will fluctuate such that an investor’s Shares, when sold, may be worth more or less than their original cost. Performance may be lower or higher than the performance data quoted.

Analysis of Movements in the Price of EUAs

As movements in the price of EUAs are expected to directly affect the price of the Shares, investors should understand what the recent movements in the price of EUAs have been. Investors, however, should also be aware that past movements in the price of EUAs are not indicators of future movements. This section identifies recent movements in the price of EUAs.

The following chart provides historical background on the price of EUAs. The chart illustrates movement in the price of EUAs, reflected in US dollars, for the period from November 28, 2015 to November 28, 2025.

ICEDEU3 Index
96) Actions
97) Edit
Line Chart
11/28/2015 - 11/28/2025
Last Price
USD
Mov Avgs
Key Events
1D 3D 1M 6M YTD 1Y 5Y Max Daily
Table
Related Data
Edit Chart
Track
Annotate
News
Zoom
Last Price 96.51
High on 02/08/22 110.08
Average 47.27
Low on 09/05/16 4.38
100
96.51
80
60
40
20
0
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

Source: Bloomberg

During the period from June 17, 2025 to November 30, 2025, EUAs traded in a range of $79.92 (June 30) to $96.49 (Nov 28), with an average value of $87.25. Some of the factors that influenced the price of EUAs during this period, included (i) mild temperatures during the summer months across Europe resulting in lower power demand for cooling, (ii) uncertainty in overall levels of economic productivity resulting from potential tariffs levied by the United States on the European Union (“EU”), (iii) currency fluctuations resulting from both interest rate uncertainty and ongoing tariff negotiations, (iv) ongoing conflict between Ukraine and Russia and resulting uncertainty regarding impacts on both ongoing economic activity and the supply of natural gas in the future, and (v) colder than expected fall temperatures causing more heating demand than usual. Going forward we expect the primary drivers of EUA price levels will continue to be (i) overall weather and related impacts on power demands for heating and cooling, (ii) overall levels of economic activity and how robust the EU economy is, (iii) ongoing conflict between Ukraine and Russia and how that will impact the flows and price of natural gas, (iv) possible linkage of the United Kingdom Allowance market and the European Union Allowance market, (v) introduction of shipping industry to the EU ETS, (vi) lower year-over-year auction supplies potentially leading to tighter supplies, (vii) implementation of the Cross Boarder Adjustment Mechanism (CBAM), and (viii) decreasing free allocations of EUAs.

In mid-January 2026, following public commentary suggesting possible structural modifications or adjustments to the EU ETS framework, EUA prices experienced significant short-term fluctuations. On January 15, 2026, EUAs traded at an intraday high of approximately $107.57 per EUA, and by February 16, 2026, had declined to an intraday low of approximately $78.49 per EUA, representing a price swing of approximately 27% within a one-month period. Such movements reflect heightened sensitivity of the EUA markets to regulatory signaling and policy uncertainty. Market participants are currently focused on the outcome of the EU’s regularly scheduled comprehensive review of the EU ETS framework, which is expected to conclude in the third quarter of 2026. Until greater clarity is provided regarding the scope and timing of any potential amendments to the program, we expect elevated price volatility in EUAs to persist. Continued uncertainty surrounding the EU ETS framework may impact trading volumes, pricing stability and market liquidity.

Sponsor and CTA Fees

The Trust is obligated to pay the Sponsor the Sponsor’s Management Fee, calculated daily and paid monthly, equal to 0.79% of the Trust’s average daily net assets. From the Sponsor’s Management Fee, the Sponsor has contractually agreed to pay all of the routine operational, administrative, and other ordinary expenses of the Trust, excluding brokerage fees, interest expenses, and certain non-recurring or extraordinary fees and expenses. The Sponsor’s Management Fee is paid in consideration of the Sponsor’s management services to the Trust.

The Trust cannot anticipate the amount of any payments that will be required under these arrangements for future periods as the NAV and trading levels to meet investment objectives for the Trust will not be known until a future date.

Critical Accounting Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates. In addition, please refer to Note 2 to the Financial Statements included in this annual report on Form 10-K (the “Report”) for further discussion of the Trust’s accounting policies.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this Report was the Sponsor’s Management Fee. The Trust’s only source of liquidity is its transfers and sales of EUAs.

Only an Authorized Participant may engage in creation or redemption transactions directly with the Trust. The Trust has a limited number of institutions that act as Authorized Participants. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Trust and no other Authorized Participant is able to step forward to create or redeem creation units, Shares may trade at a discount to NAV and possibly face trading halts and/or delisting. In addition, a decision by a market maker, lead market maker, or other large investor to cease activities for the Trust or a decision by a secondary market purchaser to sell a significant number of the Trust’s Shares could adversely affect liquidity, the spread between the bid and ask quotes, and potentially the price of the Shares. The Sponsor can make no guarantees that participation by Authorized Participants or market makers will continue.

A market disruption, such as a government taking regulatory or other actions that disrupt the market in EUAs, can also make it difficult to liquidate a position. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. In addition, the Trust does not intend at this time to establish a credit facility, which would provide an additional source of liquidity, but instead will rely only on the cash and cash equivalents that it holds to meet its liquidity needs.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of November 30, 2025 to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Trust. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance GAAP, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting as of November 30, 2025, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Trust’s internal control over financial reporting was effective as of November 30, 2025.

This Report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to rules of the SEC that permit the Trust to provide only management’s report in this Report.

Item 9B. Other Information.

None of the Sponsor’s officers have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust for the three months ended November 30, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of the Sponsor

The Trust has no directors or executive officers. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Name and Age	Position(s) Held with the Trust and the Sponsor	Length of Time Served	Principal Occupation(s) During Past Five Years
Ronald Gutstein	Chief Executive Officer	Since Inception	President, Institutional Trader and Market Maker, Access Securities (an institutional broker-dealer) (2003-2025); Trustee, IVA Fiduciary Trust (2008-2021)
Shari Crawford	Chief Financial Officer	Since Inception	Chief Compliance Officer, Access Securities, LLC (1993-present)

Code of Ethics

The Trust does not have a code of ethics as it does not have any directors, officers or employees.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents, including its Principal Executive Officer and Principal Financial and Accounting Officer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at COtwo Advisors, LLC, 140 Elm Street, Suite 6, New Canaan, CT 06840 or calling the Sponsor at (866) 990-6442. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Insider Trading Policy

The Sponsor has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to this Report.

Item 11. Executive Compensation.

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Management Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each person known to own beneficially more than 5% of the outstanding Shares of the Trust as of November 30, 2025, based on information known to the Sponsor.

Name and Address of Beneficial Owner	Number of Shares Owned	Percentage Owned
Lepercq De Neuflize Asset Management LLC, 853 Broadway Suite 1109, New York, NY 10003[1]	79,712	79.7%

[1]	Based on information reported on a Form 13F as of September 30, 2025 filed on November 10, 2025. The business address of Lepercq De Neuflize Asset Management LLC is 853 Broadway Suite 1109, New York, NY 10003.

Security Ownership of Management

The Trust has no directors or executive officers. The following table sets forth information with respect to each principal or executive officer of the Sponsor known to own outstanding Shares of the Trust as of November 30, 2025, based on information known to the Sponsor.

Name of Beneficial Owner	Number of Shares Owned	Percentage Owned
Ronald Gutstein	8,711	8.7%
All directors and executive officers	8,711	8.7%

Change of Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in the control of the Trust.

Securities Authorized for Issuance under Equity Compensation Plans

The Trust has no securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11.

Item 14. Principal Accountant Fees and Services.

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Sponsor’s Management Fee, for the year ended November 30, 2025, were:

Year Ended November 30, 2025
Audit fees	40,000
Audit-related fees	—
Tax fees	—
All other fees	—
Total	40,000

The Sponsor approved all of the services provided by Cohen & Company, Ltd. described above. The Sponsor pre-approved all audit services of the independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

(a)(2) Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(a)(3) Exhibits

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Declaration of Trust and Trust Agreement, incorporated by reference to Exhibit 3.1 to the Trust’s Registration Statement (File No 333-271910) filed on January 16, 2024
3.2	Certificate of Trust of COtwo Advisors Physical European Carbon Allowance Trust, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No 333-271910) filed by the Registrant on May 12, 2023
4.1*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
10.1	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No 333-271910) filed by the Registrant on January 16, 2024
10.2	Marketing Agent Agreement, incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No 333-271910) filed by the Registrant on January 16, 2024
10.3	Cash Custody Agreement, incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No 333-271910) filed by the Registrant on January 16, 2024
10.4	Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No 333-271910) filed by the Registrant on January 16, 2024
10.5	Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No 333-271910) filed by the Registrant on January 16, 2024
10.6	Sponsor Agreement, incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No 333-271910) filed by the Registrant on January 16, 2024
19.1*	Insider Trading Policy and Procedures
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Erroneously Awarded Compensation Recovery Compliance Policies and Procedures
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

*	Filed herewith.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COtwo Advisors Physical European Carbon Allowance Trust

By: COtwo Advisors LLC, its Sponsor

/s/ Ronald Gutstein
Ronald Gutstein
Principal Executive Officer

/s/ Shari Crawford
Shari Crawford
Principal Financial Officer
Principal Accounting Officer

Date: February 27, 2026

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee, and Shareholders of COtwo Advisors Physical European Carbon Allowance Trust

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition, including the schedule of investments, of COtwo Advisors Physical European Carbon Allowance Trust (the “Trust”) as of November 30, 2025, the related statements of operations, cash flows, and changes in net assets for the period April 29, 2025 (effective date of registration statement) through November 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of November 30, 2025, the results of its operations, cash flows, and changes in net assets for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of November 30, 2025, by correspondence with the custodian and the registry or by other appropriate auditing procedures when replies were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2023.

/s/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

February 27, 2026

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statement of Financial Condition

At November 30, 2025

ASSETS
Investments in EUAs, at fair value (cost $1,667,361)	$1,900,519
Cash and Cash Equivalents	20,497
Interest Receivable	68
Total Assets	$1,921,084
LIABILITIES
Sponsor’s Management Fees	$1,205
Total Liabilities	$1,205
Net Assets	$1,919,879
Shares issued and outstanding(1)	$100,000
Net asset value per Share	$19.20

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Schedule of Investments

At November 30, 2025

INVESTMENTS	Units Held	Cost	Fair Value	% of Net Assets
EUAs	19,700	$1,667,361	$1,900,519	98.99%
State Street Institutional U.S. Government Money Market Fund - Premier Class (a)	20,497	20,497	20,497	1.07%
Total Investment		$1,687,858	$1,921,016	100.06%
Liabilities in Excess of Other Assets			(1,137)	-0.06%
Net Assets			$1,919,879	100.00%

(a)	The annualized 7-day yield as of November 30, 2025 is 3.94%.

See notes to the financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statement of Operations

For the period from April 29, 2025(a) to November 30, 2025(b)
INVESTMENT INCOME
Interest Income	$378
EXPENSES
Sponsor’s Management Fees	$7,710
Total expenses	7,710
Net investment income/(loss)	$(7,332)
NET REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain/(loss) from EUAs sold to fund redemptions	$28,146
Net realized gain/(loss) from EUAs sold to pay expenses	(618)
Net realized gain/(loss) from foreign exchange transactions	6,640
Net change in unrealized gain/(loss) on investment in EUAs	233,158
Net realized and change in unrealized gain/(loss) on investment in EUAs and foreign currency	267,326
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$259,994

(a)	Effective date of registration statement
(b)	The Trust commenced operations on June 17, 2025

See notes to the financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statement of Cash Flows

For the period from April 29, 2025(a) to November 30, 2025(b)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$259,994
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities
EUAs purchased	$(2,537,505)
EUAs sold	904,312
Unrealized (gain)/loss on investment in EUAs	(233,158)
(Increase)/decrease in interest receivable	(68)
Increase/(decrease) in Sponsor’s Management Fees	1,205
Net realized (gain)/loss from EUAs sold to fund redemptions	(28,146)
Net realized (gain)/loss from EUAs sold to pay expenses	618
Net realized (gain)/loss from foreign exchange transactions	(6,640)
Net cash provided by (used in) operating activities	$(1,639,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contributed for Purchase of EUAs	$2,539,025
Capital Distributed for Redemption of Shares	(879,140)
Net cash provided by (used in) financing activities	$1,659,885

Net increase (decrease) in cash and cash equivalents	$20,497

Cash and cash equivalents at beginning of period	$—
Cash and cash equivalents at end of period	$20,497

(a)	Effective date of registration statement
(b)	The Trust commenced operations on June 17, 2025

See notes to the financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statement of Changes in Net Assets

For the period from
April 29, 2025 (a) to
November 30, 2025 (b)
Operations
Net investment loss	$(7,332)
Net realized gain/(loss) from EUAs and foreign currency sold	34,168
Net unrealized gain/(loss) from EUAs	233,158
Net increase in net assets resulting from operations	$259,994

Capital Share Transactions:
Creations	2,539,025
Redemptions	(879,140)
Net increase in net assets from capital share transactions	1,659,885

Increase in net assets	$1,919,879

Net Assets - Beginning of Period	$—
Net Assets - End of Period	$1,919,879

Shares issued and redeemed
Shares issued	150,000
Shares redeemed	(50,000)
Net increase in Shares issued and outstanding	100,000

(a)	Effective date of registration statement
(b)	The Trust commenced operations on June 17, 2025

See notes to the financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Notes to the Financial Statements

1.	ORGANIZATION

COtwo Advisors Physical European Carbon Allowance Trust (the “Trust”) was formed as a Delaware statutory trust on January 12, 2023.

The Trust is governed by the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”) dated November 27, 2023 between COtwo Advisors LLC (the “Sponsor”) and Wilmington Trust, National Association (the “Trustee”). On April 29, 2025, the Trust was declared effective by the U.S. Securities and Exchange Commission. The Trust began investment operations of investing in EUAs on June 17, 2025, and was listed for secondary market trading on NYSE Arca on June 20, 2025. The offering of the Trust’s Shares is registered with the SEC in accordance with the Securities Act of 1933. The Trust currently offers one class of shares. The Trust has a fiscal year ending November 30th. The investment objective of the Trust is for the Shares to reflect the performance of the price of EU Carbon Emission Allowances for stationary installations (“EUAs”), less the expenses of the Trust’s operations. The Trust’s assets will consist of EUAs, which are issued via the European Union Emission Trading System (“ETS”) and permit the holder to emit one ton of carbon dioxide equivalent or other greenhouse gas. The Trust intends to maintain approximately 1% of its assets in cash to reimburse the Authorized Participant or Liquidity Provider for EUAs deposited in excess of the value of the Basket Deposit and to pay Trust expenses.

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

State Street Bank and Trust Company (the “Administrator”) has been selected by the Sponsor to serve as Administrator, Transfer Agent, and Custodian to the Trust.

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

All EUAs will be held in the Trust’s account at the European Union Registry (the “Union Registry”). The cost basis of EUAs received in connection with a creation order is recorded by the Trust at the fair value of EUAs at 4:00 p.m., E.T., on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors. The fair value of EUAs is determined using the daily settlement price for the single day futures contract on EUAs (the “Daily EUA Future”) exclusively traded on the ICE Endex Markets B.V. (the “ICE Endex”).

ICE Endex is regulated in the Netherlands by the Dutch Authority for the Financial Markets. The Daily EUA Future is a deliverable contract that settles each day at the close of trading. Each person with a position open at cessation of trading is obliged to make or take physical delivery of EUAs upon the expiration of the contract at the end of each trading day. The settlement price is fixed each business day and is published by the exchange at approximately 12:15 p.m. E.T.

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

Level	1 –	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

Level	2 –	Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

Level	3 –	Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Sponsor has determined the Trust’s investment in EUAs are Level 2 assets within the ASC 820 hierarchy.

The following table summarizes the Trust’s investments at fair value:

November 30, 2025	Level 1	Level 2	Level 3
EUAs	$-	$1,900,519	$—
Short-Term Investments	$20,497	$—	$—
Total	$20,497	$1,900,519	$—

There were no transfers between Level 1 and other Levels for the period ended November 30, 2025.

2.3.	Calculation of Net Asset Value (“NAV”)

On each business day, as soon as practicable after 4:00 p.m. (Eastern Time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the EUAs and other assets held by the Trust. The Administrator computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Period from April 29, 2025 to
November 30, 2025 (a)
Activity in Number of Shares Created and Redeemed:
Creations	150,000
Redemptions	(50,000)
Net Change in Number of Shares Created and Redeemed	100,000

Period from April 29, 2025 to
November 30, 2025 (a)
Activity in Value of Shares Created and Redeemed:
Creations	$2,539,025
Redemptions	(879,140)
Net change in Value of Shares Created and Redeemed	$1,659,885

(a)	The Trust commenced operations on June 17, 2025

Notes to the Financial Statements (continued)

2.6.	Organization Costs

The costs of the Trust’s organization and the initial offering of the Shares were borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

2.7.	Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of November 30, 2025.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of November 30, 2025 the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of November 30, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

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

The Trust expects to periodically sell EUAs to maintain approximately 1% of its assets in cash or cash equivalents for use in connection with creation transactions or to pay expenses.

2.10.	Foreign Currency Translations

Investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the close of business on the valuation date. Purchases and sales of investments, and income and expenses, are translated at the rates of exchange prevailing on the respective dates of such transactions. Realized gains or losses on foreign currency transactions can represent gains or losses between trade and settlement dates on securities transactions or gains or losses arising from the disposition of foreign currency. Unrealized gains and losses on foreign currency translations arise from changes in the value of assets and liabilities, other than investments in securities, resulting from changes in exchange rates. These amounts are summarized and disclosed in the Statement of Operations.

2.11.	Segment Reporting

The Sponsor’s Principal Executive Officer acts as the Trust’s Chief Operating Decision Maker (“CODM’) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

Notes to the Financial Statements (continued)

3.	Investment in EUAs

Changes in EUAs held and their respective values for the period April 29, 2025 to November 30, 2025 (a):

	EUAs	Fair Value
Opening Balance, April 29, 2025	—	$—
EUAs Purchased	30,000	2,544,145
EUAs Sold	(10,300)	(904,312)
Net realized gain/(loss) from EUAs sold to fund redemptions	—	28,146
Net realized gain/(loss) from EUAs sold to pay expenses		(618)
Change in Unrealized Appreciation/(Depreciation)	—	233,158
Ending Balance, November 30, 2025	19,700	$1,900,519

(a)	The Trust commenced operations on June 17, 2025

4.	RELATED PARTIES — SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

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

As of November 30, 2025, there was $1,205 payable to the Sponsor.

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

Notes to the Financial Statements (continued)

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

7.	FINANCIAL HIGHLIGHTS

For the period from April 29, 2025 to November 30, 2025*

Per Share Performance (for a Share Outstanding Throughout the Period)
Net Asset Value per Share, beginning of period	$16.95
Net investment loss (1)	(0.05)
Net realized and unrealized gain/(loss) from investment in EUAs (4)	2.30
Net change in net assets resulting from operations	2.25
Net Asset Value per Share, end of period	$19.20
Market Value per Share, beginning of period	$17.14
Market Value per Share, end of period	$19.10

Total Return, at Net Asset Value (2)	13.30%
Total Return, at Market Value (2)	11.40%

Average Net Assets (a)	$2,136,305

Ratio to average net assets
Net investment loss (3)	-0.75%
Expenses (3)	0.79%

*	The Trust commenced operations on June 17, 2025

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.
(4)	Due to the timing of shareholder transactions the per unit amounts presented may not coincide with the aggregate presentation on the Statement of Operations.
(a)	Average Net Assets for the period June 17, 2025 (commencement of operations) to November 30, 2025

8.	SUBSEQUENT EVENTS

Management has evaluated the events and transactions that have occurred through the date the financial statement was issued and noted no items requiring adjustment of the financial statement or additional disclosures.