Form 10-Q
period 2026-02-28
COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST
filed 2026-04-15
CIK 1958928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended February 28, 2026

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

As of April 15, 2026, the Registrant had 100,000 Shares outstanding.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

i

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition

	February 28, 2026	November 30, 2025
ASSETS	(unaudited)
Investments in European Union Carbon Emission Allowances (“EUAs”), at fair value (cost $1,667,361 and $1,667,361, respectively)	$1,605,267	$1,900,519
Cash & Cash Equivalents	16,816	20,497
Interest Receivable	48	68
Total Assets	$1,622,131	$1,921,084
LIABILITIES
Sponsor’s Management Fees	$1,053	$1,205
Total Liabilities	$1,053	$1,205
Net Assets	$1,621,078	$1,919,879
Shares issued and outstanding(1)	100,000	100,000
Net asset value per Share	$16.21	$19.20

(1)	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Schedules of Investments

February 28, 2026 (unaudited)	Units Held	Cost	Fair Value	% of Net Assets
EUAs	19,700	$1,667,361	$1,605,267	99.02%
State Street Institutional U.S. Government Money Market Fund - Premier Class (a)	16,816	16,816	16,816	1.04%
Total Investment		$1,684,177	$1,622,083	100.06%
Liabilities in Excess of Other Assets			(1,005)	-0.06%
Net Assets			$1,621,078	100.00%

November 30, 2025	Units Held	Cost	Fair Value	% of Net Assets
EUAs	19,700	$1,667,361	$1,900,519	98.99%
State Street Institutional U.S. Government Money Market Fund - Premier Class (a)	20,497	20,497	20,497	1.07%
Total Investment		$1,687,858	$1,921,016	100.06%
Liabilities in Excess of Other Assets			(1,137)	-0.06%
Net Assets			$1,919,879	100.00%

(a)	The annualized 7-day yields as of February 28, 2026 and November 30, 2025, were 3.63% and 3.94%, respectively.

See notes to the unaudited financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statement of Operations (unaudited) (a)

For the Three months ended February 28, 2026 (unaudited)
INVESTMENT INCOME
Interest Income	$171
EXPENSES
Sponsor’s Management Fees	$3,720
Total expenses	3,720
Net investment income/(loss)	$(3,549)
NET REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain/(loss) from EUAs sold to pay expenses	$-
Net realized gain/(loss) from Foreign Exchange Transactions	-
Net change in unrealized gain/(loss) on investment in EUAs	(295,252)
Net realized and change in unrealized gain/(loss) on investment in EUAs and foreign currency	(295,252)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(298,801)

Net decrease in net assets per share from operations	$(2.99)
Weighted average number of shares outstanding	100,000

(a)	No comparative financial statements have been provided as the Trust had not commenced operations as of February 28, 2025.

See notes to the unaudited financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statement of Cash Flows (unaudited) (a)

For the Three months ended February 28, 2026 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$(298,801)
Adjustments to reconcile net increase/(decrease) resulting from operations to net cash provided by (used in) operating activities
EUAs purchased	$-
EUAs sold	-
Unrealized (gain)/loss on investment in EUAs	295,252
(Increase)/decrease in interest receivable	20
Increase/(decrease) in Sponsor’s Management Fee payable	(152)
Net realized (gain)/loss from EUAs sold to pay expenses	-
Net realized (gain)/loss from foreign exchange transactions	-
Net cash provided by (used in) operating activities	$(3,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contributed for Purchase of EUAs	$-
Capital Distributed for Redemption of Shares	-
Net cash provided by (used in) financing activities	$-

Net increase (decrease) in cash and cash equivalents	$(3,681)

Cash and cash equivalents at beginning of period	$20,497
Cash and cash equivalents at end of period	$16,816

(a)	No comparative financial statements have been provided as the Trust had not commenced operations as of February 28, 2025.

See notes to the unaudited financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statement of Changes in Net Assets (unaudited) (a)

For the three months ended February 28, 2026 (unaudited)
Operations
Net investment loss	$(3,549)
Net realized gain/(loss) from EUAs and foreign currency sold	-
Net change in unrealized gain/(loss) from EUAs	$(295,252)
Net decrease in net assets resulting from operations	$(298,801)

Capital Share Transactions:
Creations	-
Redemptions	-
Net increase/(decrease) in net assets from capital share transactions	-

Net decrease in net assets	$(298,801)

Net Assets - Beginning of Period	$1,919,879
Net Assets - End of Period	$1,621,078

Shares issued and redeemed
Shares issued	-
Shares redeemed	-
Net increase/(decrease) in Shares issued and outstanding	-

(a)	No comparative financial statements have been provided as the Trust had not commenced operations as of February 28, 2025.

See notes to the unaudited financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Notes to the Financial Statements (unaudited)

1.	ORGANIZATION

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

State Street Bank and Trust Company (the "Administrator") has been selected by the Sponsor to serve as Administrator, Transfer Agent, and Cash Custodian to the Trust.

The Statement of Financial Condition and Schedule of Investments at February 28, 2026 and the Statements of Operations, Cash Flows and Changes in Net Assets for the reporting period ended February 28, 2026 have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended February 28, 2026 have been made. The results of operations for the three months ended February 28, 2026 are not necessarily indicative of the operating results for the full fiscal year.

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

Notes to the Financial Statements (unaudited) (continued)

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

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

Level 1	–	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

Level 2	–	Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

Level 3	–	Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Sponsor had determined the Trust’s investment in EUAs are Level 2 assets within the ASC 820 hierarchy.

The following table summarizes the Trust’s investments at fair value:

February 28, 2026	Level 1	Level 2	Level 3
EUAs	$-	$1,605,267	$-
Short-Term Investments	$16,816	$-	$-
Total	$16,816	$1,605,267	$-

Notes to the Financial Statements (unaudited) (continued)

There were no transfers between Level 1 and other Levels for the period ended February 28, 2026.

November 30, 2025	Level 1	Level 2	Level 3
EUAs	$-	$1,900,519	$-
Short-Term Investments	$20,497	$-	$-
Total	$20,497	$1,900,519	$-

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

For the Three Months Ended February 28, 2026
Activity in Number of Shares Created and Redeemed:
Creations	-
Redemptions	-
Net Change in Number of Shares Created and Redeemed	-

Notes to the Financial Statements (unaudited) (continued)

For the Three Months Ended February 28, 2026
Activity in Value of Shares Created and Redeemed:
Creations	$-
Redemptions	-
Net change in Value of Shares Created and Redeemed	$-

2.6. Organization Costs

The costs of the Trust’s organization and the initial offering of the Shares were borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

2.7. Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analysed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of February 28, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of February 28, 2026 the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of February 28, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

2.8. Investment Transactions and Revenue Recognition

The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investment in EUAs. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor's Fee in EUAs. Interest income is recognized on an accrual basis and includes, where applicable, the amortization of premium or discount, and is reflected as Interest Income in the Statement of Operations.

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

Notes to the Financial Statements (unaudited) (continued)

2.11.	Segment Reporting

Ronald Gutstein acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

3.	Investment in EUAs

Changes in EUAs held and their respective values for the period December 1, 2025 to February 28, 2026:

	EUAs	Fair Value
Opening Balance, December 1, 2025	19,700	$1,900,519
EUAs Purchased	-	-
EUAs Sold	-	-
Realized Gain/(Loss) from EUAs sold to pay expenses	-	-
Net change in Unrealized Appreciation/(Depreciation)	-	(295,252)
Ending Balance, February 28, 2026	19,700	$1,605,267

4.	RELATED PARTIES — SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

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

As of February 28, 2026, there was $1,053 payable to the Sponsor.

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

Notes to the Financial Statements (unaudited) (continued)

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

7.	FINANCIAL HIGHLIGHTS

For the three months ended February 28, 2026 (a)

Per Share Performance (for a Share Outstanding Throughout the Period)
Net Asset Value per Share, beginning of period	$19.20
Net investment loss (1)	(0.04)
Net realized and unrealized gain/(loss) from investment in EUAs	(2.95)
Net change in net assets resulting from operations	(2.99)
Net Asset Value per Share, end of period	$16.21
Market Value per Share, beginning of period	$19.10
Market Value per Share, end of period	$18.80

Total Return, at Net Asset Value (2)	-15.57%
Total Return, at Market Value (2)	-1.57%

Average Net Assets (b)	$1,906,520

Ratio to average net assets
Net investment loss (3)	-0.76%
Expenses (3)	0.79%

(1)	Calculated using the average shares outstanding method.

(2)	Percentage not annualized.

(3)	Percentage annualized.

(a)	No comparative financial statements have been provided as the Trust had not commenced operations as of February 28, 2025.

(b)	Average Net Assets for the period December 1, 2025 to February 28, 2026

8.	SUBSEQUENT EVENTS

Management has evaluated the events and transactions that have occurred through the date the financial statements were issued and noted no items requiring adjustment of the financial statements or additional disclosures.

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

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of EU Carbon Emission Allowances for stationary installations (“EUAs”), less the expenses of the Trust’s operations. The Trust intends to achieve this objective by investing substantially all of its assets in EUAs, which are issued via the European Union Emission Trading System (“ETS”) and permit the holder to emit one ton of carbon dioxide equivalent or other greenhouse gas. The Trust’s assets will consist of EUAs and cash. The Trust may hold cash in connection with cash purchases and redemptions of Shares and it also will occasionally hold cash for short periods to pay the management fee to the Sponsor (the "Sponsor's Management Fee") and any other Trust expenses and liabilities not assumed by the Sponsor. The Trust will not hold any assets other than EUAs and cash or cash equivalents.

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

Results of Operations

For the period December 1, 2025 to February 28, 2026, no Shares were issued in exchange for EUAs and no Shares were redeemed in exchange for EUAs. The Trust’s NAV per Share began the period at $19.20 and ended the period at $16.21.

The change in net assets from operations for the period December 1, 2025 to February 28, 2026 was $(2.99) per share, which was due to (i) payment of the Sponsor’s Management Fee of $3,720, (ii) interest income earned on short-term investments of $171, and (iii) a net change in unrealized depreciation on investment in EUAs of ($295,252). Other than the Sponsor’s Management Fee the Trust had no expenses during the period December 1, 2025 to February 28, 2026.

Below is a comparison of per Share net asset value (“NAV”) to the Shares’ market value for the period from December 1, 2025 to February 28, 2026.

Trust NAV vs. Trust Closing Price - December 1, 2025 - February 28, 2026

During the period of December 1, 2025 through February 28, 2026 the market for European Union Allowances (EUA) traded in a range of $78.69 (February 16, 2026) to $104.60 (January 15, 2026) with the closing price on February 27, 2026 of $79.96. There were a variety of influences on the price in the EUA market. Some of those factors influencing EUA prices during the period were: (i) the ongoing tightening of allowance supply driven by the emissions cap reduction schedule and Market Stability Reserve withdrawals; (ii) record speculative long positioning by investment funds, which amplified price swings in both directions; (iii) the relative mildness of winter temperatures across Northern Europe through January 2026, which moderated near-term power demand and reduced compliance buying pressure; (iv) ongoing uncertainty regarding economic conditions and industrial activity within the EU; (v) macroeconomic and currency dynamics resulting from trade policy discussions between the United States and the European Union; (vi) continued evolution of the Ukraine-Russia conflict and its impact on natural gas supply and pricing; and (vii) the emergence of politically-driven regulatory risk surrounding the upcoming ETS revision, which intensified materially following the Antwerp Summit. Going forward, the Sponsor expects the primary drivers of EUA price levels to continue to be: (i) overall weather patterns and their impact on European power demand; (ii) aggregate EU industrial activity; (iii) the outcome of the EU ETS legislative revision process, expected to be formally initiated in Q3 2026; (iv) the ongoing Ukraine-Russia conflict and its effect on energy prices and EU industrial cost structures; and (v) the continued pace of institutional investor positioning in EUAs and the extent to which speculative long positions are maintained, reduced, or reversed in response to political developments. It should be noted In mid-January 2026, following public commentary suggesting possible structural modifications or adjustments to the EU ETS framework, EUA prices experienced significant short-term fluctuations. On January 15, 2026, EUAs traded at an intraday high of approximately $107.57 per EUA, and by February 16, 2026, had declined to an intraday low of approximately $78.49 per EUA, representing a price swing of approximately 27% within a one-month period. Such movements reflect heightened sensitivity of the EUA markets to regulatory signaling and policy uncertainty. Market participants are currently focused on the outcome of the EU’s regularly scheduled comprehensive review of the EU ETS framework, which is expected to conclude in the third quarter of 2026. Until greater clarity is provided regarding the scope and timing of any potential amendments to the program, we expect elevated price volatility in EUAs to persist. Continued uncertainty surrounding the EU ETS framework may impact trading volumes, pricing stability, and market liquidity.

Generally speaking, for the first two months of the quarter the market price of the Shares tracked closely to the NAV per Share. On February 11, an industrial competitiveness conference was held in Antwerp where public comments were made about the future structure of the EU ETS. Following these comments, a period of uncertainty and increased volatility caused the market price to decouple from the NAV with the market price trading at a premium to the NAV. Management believes this is the result of the limited number of shares outstanding and the small public float. Over time, as more Shares are issued, we expect the frequency and magnitude of the trading premiums and discounts to NAV to decline.

In the period December 1, 2025 to February 28, 2026, no Shares were created, no Shares were redeemed, and no EUAs were sold to maintain a cash position in line with fund policy. For accounting purposes, CTWO reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of EUAs are received. Upon a redemption, CTWO delivers EUAs upon receipt of Shares.

At February 28, 2026, the number of EUAs owned by the Trust and held at the Union Registry was 19,700, with a market value of $1,605,267 based on the Daily EUA Futures price determined by the ICE Endex on February 28, 2026.

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

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust’s financial condition, used in the preparation of these financial statements.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Management Fee. The Trust intends to satisfy this obligation through the transfer of cash (generated, if necessary, through the sale of EUAs) in the necessary amount. At February 28, 2026, the Trust held $16,816 in cash & cash equivalents.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Sponsor and CTA Fees

The Trust is obligated to pay the Sponsor’s Management Fee, calculated daily and paid monthly, equal to 0.79% of the Trust’s average daily net assets. From the Sponsor’s Management Fee, the Sponsor has contractually agreed to pay all of the routine operational, administrative, and other ordinary expenses of the Trust, excluding brokerage fees, interest expenses, and certain non-recurring or extraordinary fees and expenses. The Sponsor’s Management Fee is paid in consideration of the Sponsor’s management services to the Trust.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods as the NAV and trading levels to meet investment objectives for the Trust will not be known until a future date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Smaller Reporting Companies.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the three months ended February 28, 2026 no baskets were redeemed.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information

a)	None.

b)	Not applicable.

c)	No officers or directors of the Trust have adopted, modified or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the period ended February 28, 2026.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2026.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2026.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2026.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: April 15, 2026

*	The Registrant is a trust and the persons are signing in their capacities as officers of COtwo Advisors LLC, the Sponsor of the Registrant.