Form 10-Q
period 2026-08-31
COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST
filed 2026-10-09
CIK 1958928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended August 31, 2026

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

(866) 990-6442

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
COtwo Advisors Physical European Carbon Allowance Trust	CTWO	NYSE Arca

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

As of October 9, 2026 the Registrant had 100,000 Shares outstanding.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

i

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition

	August 31,	November 30,
	2026	2025
	(unaudited)
ASSETS
Investments in European Union Carbon Emission Allowances (“EUAs”), at fair value (cost $1,658,849 and $1,667,361, respectively)	$1,875,657	$1,900,519
Cash & Cash Equivalents	19,250	20,497
Interest Receivable	61	68
Total Assets	$1,894,968	$1,921,084
LIABILITIES
Sponsor’s Management Fees	$1,254	$1,205
Total Liabilities	$1,254	$1,205
Net Assets	$1,893,714	$1,919,879
Shares issued and outstanding¹	100,000	100,000
Net asset value per Share	$18.94	$19.20

¹	Authorized share capital is unlimited and the par value of the Shares is $0.00.

See notes to the unaudited financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Schedules of Investments

August 31, 2026 (unaudited)	Units Held	Cost	Fair Value	% of Net Assets
EUAs	19,600	$1,658,849	$1,875,657	99.05%
State Street Institutional U.S. Government Money Market Fund – Premier Class ᵃ	19,250	19,250	19,250	1.01%
Total Investments		$1,678,099	$1,894,907	100.06%
Liabilities in Excess of Other Assets			(1,193)	-0.06%
Net Assets			$1,893,714	100.00%

November 30, 2025	Units Held	Cost	Fair Value	% of Net Assets
EUAs	19,700	$1,667,361	$1,900,519	98.99%
State Street Institutional U.S. Government Money Market Fund – Premier Class ᵃ	20,497	20,497	20,497	1.07%
Total Investments		$1,687,858	$1,921,016	100.06%
Liabilities in Excess of Other Assets			(1,137)	-0.06%
Net Assets			$1,919,879	100.00%

(a)	The annualized 7-day yields as of August 31, 2026 and November 30, 2025, were 3.62% and 3.94%, respectively.

See notes to the unaudited financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statements of Operations (unaudited)

	Three Months	Nine Months	Period
	Ended	Ended	Ended
	August 31,	August 31,	August 31,
	2026	2026	2025 [a]
INVESTMENT INCOME
Interest Income	$149	$457	$154
EXPENSES
Sponsor’s Management Fees	$3,623	$10,654	$3,875
Total expenses	3,623	10,654	3,875
Net investment income/(loss)	$(3,474)	$(10,197)	$(3,721)
NET REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain/(loss) from EUAs sold to pay expenses	$391	$391	$(619)
Net realized gain/(loss) from Foreign Exchange Transactions	(9)	(9)	6,657
Net change in unrealized gain/(loss) on investment in EUAs	56,981	(16,350)	(2,359)
Net realized and change in unrealized gain/(loss) on investment in EUAs and foreign currency	57,363	(15,968)	3,679
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$53,889	$(26,165)	$(42)
Net increase/(decrease) in net assets per share from operations	$0.54	$(0.26)	$(0.00)[b]
Weighted average number of shares outstanding	100,000	100,000	145,395

[a]	The Trust commenced operations on June 17, 2025. Comparative information for the period ended August 31, 2025 reflects activity from June 17, 2025 through August 31, 2025 and therefore does not represent a full three-month or nine-month reporting period.

[b]	Less than $0.01 per share.

See notes to the unaudited financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statements of Cash Flows (unaudited)

	Nine Months	Period
	Ended	Ended
	August 31,	August 31,
	2026	2025 [a]
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase/(decrease) in net assets resulting from operations	$(26,165)	$(42)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
EUAs purchased for Shares created	$–	$(2,537,489)
EUAs sold	8,894	24,919
Unrealized (gain)/loss on investment in EUAs	16,350	2,359
(Increase)/decrease in interest receivable	7	(73)
Increase/(decrease) in Sponsor’s Management Fee payable	49	1,666
Net realized (gain)/loss from EUAs sold to pay expenses	(391)	619
Net realized (gain)/loss from foreign exchange transactions	9	(6,657)
Net cash provided by (used in) operating activities	$(1,247)	$(2,514,698)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contributed for Purchase of EUAs	$–	$2,539,025
Capital Distributed for Redemption of Shares	–	–
Net cash provided by (used in) financing activities	$–	$2,539,025
Net increase/(decrease) in cash and cash equivalents	$(1,247)	$24,327
Cash and cash equivalents at beginning of period	$20,497	$–
Cash and cash equivalents at end of period	$19,250	$24,327
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of EUAs contributed for shares issued	$–	$2,544,145
Value of EUAs distributed for shares redeemed	$–	$–

[a]	The Trust commenced operations on June 17, 2025. Comparative information for the period ended August 31, 2025 reflects activity from June 17, 2025 through August 31, 2025 and therefore does not represent a full nine-month reporting period.

See notes to the unaudited financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Statements of Changes in Net Assets (unaudited)

	Three Months	Nine Months	Period
	Ended	Ended	Ended
	August 31,	August 31,	August 31,
	2026	2026	2025[a]
Operations
Net investment loss	$(3,474)	$(10,197)	$(3,721)
Net realized gain/(loss) from EUAs and foreign currency sold	382	382	6,038
Net change in unrealized gain/(loss) from EUAs	$56,981	$(16,350)	$(2,359)
Net increase/(decrease) in net assets resulting from operations	$53,889	$(26,165)	$(42)
Capital Share Transactions:
Creations	–	–	2,539,025
Redemptions	–	–	–
Net increase/(decrease) in net assets from capital share transactions	–	–	2,539,025
Net increase/(decrease) in net assets	$53,889	$(26,165)	$2,538,983
Net Assets – Beginning of Period	$1,839,825	$1,919,879	$–
Net Assets – End of Period	$1,893,714	$1,893,714	$2,538,983
Shares issued and redeemed
Shares issued	–	–	150,000
Shares redeemed	–	–	–
Net increase/(decrease) in Shares issued and outstanding	–	–	150,000

[a]	The Trust commenced operations on June 17, 2025. Comparative information for the period ended August 31, 2025 reflects activity from June 17, 2025 through August 31, 2025 and therefore does not represent a full three-month or nine-month reporting period.

See notes to the unaudited financial statements.

COTWO ADVISORS PHYSICAL EUROPEAN CARBON ALLOWANCE TRUST

Notes to the Financial Statements (unaudited)

1.	ORGANIZATION

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

The Statement of Financial Condition and Schedule of Investments at August 31, 2026 and the Statements of Operations, Cash Flows and Changes in Net Assets for the periods ended August 31, 2026 and the period ended August 31, 2025 as presented have been prepared on behalf of the Trust without audit. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as presented have been made. The results of operations as presented are not necessarily indicative of the operating results for the full fiscal year.

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

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

Level 1	–	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

Level 2	–	Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

Level 3	–	Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Sponsor has determined the Trust’s investment in EUAs are Level 2 assets within the ASC 820 hierarchy.

The following table summarizes the Trust’s investments at fair value:

August 31, 2026	Level 1	Level 2	Level 3
EUAs	$–	$1,875,657	$–
Short-Term Investments	$19,250	$–	$–
Total	$19,250	$1,875,657	$–

There were no transfers between Level 1 and other Levels for the period ended August 31, 2026.

November 30, 2025	Level 1	Level 2	Level 3
EUAs	$–	$1,900,519	$–
Short-Term Investments	$20,497	$–	$–
Total	$20,497	$1,900,519	$–

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

	For the Three Months Ended August 31, 2026	For the Nine Months Ended August 31, 2026	For the Period Ended August 31, 2025[a]
Activity in Number of Shares Created and Redeemed:
Creations	-	-	150,000
Redemptions	-	-	-
Net Change in Number of Shares Created and Redeemed	-	-	150,000

	For the Three Months Ended August 31, 2026	For the Nine Months Ended August 31, 2026	For the Period Ended August 31, 2025[a]
Activity in Value of Shares Created and Redeemed:
Creations	$-	$-	$2,539,025
Redemptions	-	-	-
Net Change in Value of Shares Created and Redeemed	$-	$-	$2,539,025

[a]	The Trust commenced operations on June 17, 2025. Comparative information for the period ended August 31, 2025 reflects activity from June 17, 2025 through August 31, 2025 and therefore does not represent a full three-month or nine-month reporting period.

2.6. Organization Costs

The costs of the Trust’s organization and the initial offering of the Shares were borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

2.7. Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analysed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of August 31, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of August 31, 2026 the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of August 31, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

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

Changes in EUAs held and their respective values for the periods December 1, 2025 to August 31, 2026 and June 17, 2025a to November 30, 2025, respectively:

	EUAs	Fair Value
Opening Balance, December 1, 2025	19,700	$1,900,519
EUAs Purchased	–	–
EUAs Sold	(100)	(8,903)
Realized Gain/(Loss) from EUAs sold to pay expenses	–	391
Net change in Unrealized Appreciation/(Depreciation)	–	(16,350)
Ending Balance, August 31, 2026	19,600	$1,875,657

	EUAs	Fair Value
Opening Balance, June 17, 2025[a]	–	$–
EUAs Purchased	30,000	2,544,145
EUAs Sold	(10,300)	(904,312)
Realized Gain/(Loss) from EUAs sold to fund the redemption	–	28,146
Realized Gain/(Loss) from EUAs sold to pay expenses	–	(618)
Net change in Unrealized Appreciation/(Depreciation)	–	233,158
Ending Balance, November 30, 2025	19,700	$1,900,519

[a]	The Trust commenced operations on June 17, 2025.

4.	RELATED PARTIES — SPONSOR

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

As of August 31, 2026 and November 30, 2025, there was $1,254 and $1,205 payable to the Sponsor, respectively.

5.	RISKS

In accordance with ASC 275, Disclosure of Certain Significant Risks and Uncertainties, the Trust’s sole business activity is the investment in EUAs. The price of EUAs is affected by numerous factors beyond the Trust’s control, including the following: (a) global or regional political, economic, environmental or financial events and situations (including pandemics, such as COVID-19); (b) investors’ expectations with respect to the future rates of inflation and movements in world equity, financial, environmental, commodity and property markets; (c) the activities and emissions of energy-intensive sectors (including manufacturing facilities, oil refineries, power stations and, aviation) may impact the demand for EUAs; (d) the relevant rules of cap and trade programs outside the European Union (including how allowances are made available to operators or market participants, such as free allocations or auctions) and links put in place between mandatory cap and trade programs and voluntary schemes (enabling carbon allowances of one mandatory program or voluntary scheme to be used for the purposes of another mandatory program or voluntary scheme) may impact the supply of EUAs; (e) the rate of progress in the innovation, introduction and expansion of technologies and techniques in the reduction of emissions of greenhouse gases (or the capture and storage thereof); (f) the use by governments of different policies to encourage or require the reduction of emissions of greenhouse gases; (g) lobbyist, political or governmental goals or policies with respect to climate change and the imposition of environmental plans or climate goals; (h) the cost and implications of non-compliance with the European Union Emissions Trading System (including both monetary and non-monetary penalties on operators subject to the European Union Emissions Trading System for failure to surrender sufficient EUAs); (i) investment and trading activities of hedge funds, commodity funds and other speculators; (j) interest rates and currency exchange rates, particularly the strength of and confidence in the Euro; and (k) the ability of the greenhouse gas emitting companies to pass on the cost of emissions credits to consumers.

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

The Trust’s members, managers, directors, officers, employees, affiliates (as such term is defined under the Securities Act) and subsidiaries (collectively, the “Trust Parties”) shall be indemnified from the Trust and held harmless against any loss, liability or expense incurred without (1) gross negligence, bad faith or willful misconduct on the part of such indemnified party arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Trust Parties in furtherance of the administration of the Trust (including, without limiting the scope of the foregoing, the administration agreement, the transfer agency agreement, the cash custody agreement, the marketing agent agreement and any Authorized Participant Agreement) or any actions taken in accordance with the provisions of the Trust Agreement or such other agreement or (2) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement or such other agreement. Such indemnity shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any claim or liability in their capacity as Trust Parties. Any amounts payable to an indemnified party may be payable in advance or shall be secured by a lien on the Trust’s assets. The Trust Parties may, in their discretion, undertake any action which it may deem necessary or desirable in respect of the Trust Agreement and the interests of the shareholders and, in such event, the reasonable legal expenses and costs of any such actions shall be expenses and costs of the Trust and the Trust Parties shall be entitled to be reimbursed therefor by the Trust.

7.	FINANCIAL HIGHLIGHTS

For the three and nine months ended August 31, 2026, and the period ended August 31, 2025.

	Three Months	Nine Months	Period
	Ended	Ended	Ended
	August 31,	August 31,	August 31,
	2026	2026	2025 ᵃ
Net Asset Value per Share, beginning of period	$18.40	$19.20	$16.95
Net investment loss ¹	(0.03)	(0.10)	(0.03)
Net realized and unrealized gain/(loss) from investment in EUAs ⁴	0.57	(0.16)	0.01
Net change in net assets resulting from operations	0.54	(0.26)	(0.02)
Net Asset Value per Share, end of period	$18.94	$18.94	$16.93
Market Value per Share, beginning of period	$17.58	$19.10	$17.14
Market Value per Share, end of period	$18.65	$18.65	$16.83
Total Return, at Net Asset Value ²	2.93%	-1.35%	-0.12%
Total Return, at Market Value ²	6.09%	-2.36%	-1.87%
Average Net Assets ᵇ	$1,820,362	$1,797,487	$2,391,188
Ratio to average net assets
Net investment loss ³	-0.76%	-0.76%	-0.76%
Expenses ³	0.79%	0.79%	0.79%

¹	Calculated using the average shares outstanding method.

²	Percentage not annualized.

³	Percentage annualized.

⁴	Due to the timing of shareholder transactions the per unit amounts presented may not coincide with the aggregate presentation on the Statement of Operations.

ᵃ	The Trust commenced operations on June 17, 2025. Comparative information for the period ended August 31, 2025 reflects activity from June 17, 2025 through August 31, 2025 and therefore does not represent a full three-month or nine-month reporting period.

ᵇ	Average Net Assets for the periods June 1, 2026 to August 31, 2026 (three months) and December 1, 2025 to August 31, 2026 (nine months), and, for the prior year, the period June 17, 2025 (first day of operations) to August 31, 2025.

8.	SUBSEQUENT EVENTS

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

There is no assurance that cap and trade regimes will continue to exist. Cap and trade may not prove to be an effective method of reduction in GHG emissions. As a result or due to other factors, cap and trade regimes may be terminated or may not be renewed upon their expiration. The EU ETS is organized into a number of phases, each of which has a predetermined duration. Currently, the EU ETS is in Phase IV. There can be no assurance that the EU ETS will enter into a new phase as scheduled.

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

Results of Operations

For the period June 1, 2026 to August 31, 2026, no Shares were issued in exchange for EUAs and no Shares were redeemed in exchange for EUAs. The Trust’s NAV per Share began the period at $18.40 and ended the period at $18.94.

The change in net assets from operations for the period June 1, 2026 to August 31, 2026 was $0.54 per share, which was due to (i) payment of the Sponsor’s Management Fee of $3,623, (ii) interest income earned on short-term investments of $149, (iii) a net change in unrealized appreciation on investment in EUAs of $56,981, (iv) a net realized gain of $391 from EUAs sold to pay expenses, and (v) a net realized loss of $9 from foreign exchange transactions. Other than the Sponsor’s Management Fee the Trust had no expenses during the period June 1, 2026 to August 31, 2026.

For the period December 1, 2025 to August 31, 2026, no Shares were issued in exchange for EUAs and no Shares were redeemed in exchange for EUAs. The Trust’s NAV per Share began the period at $19.20 and ended the period at $18.94.

The change in net assets from operations for the period December 1, 2025 to August 31, 2026 was $(0.26) per share, which was due to (i) payment of the Sponsor’s Management Fee of $10,654, (ii) interest income earned on short-term investments of $457, (iii) a net change in unrealized depreciation on investment in EUAs of $(16,350), (iv) a net realized gain of $391 from EUAs sold to pay expenses, and (v) a net realized loss of $9 from foreign exchange transactions. Other than the Sponsor’s Management Fee the Trust had no expenses during the period December 1, 2025 to August 31, 2026.

The Trust commenced operations on June 17, 2025, and the prior-year comparative period (June 17, 2025 to August 31, 2025) therefore reflects only a partial period of activity of approximately two and one-half months, whereas the current three-month and nine-month periods reflect full reporting periods. As a result, period-over-period comparisons are of limited value. For the three months ended August 31, 2026, the Trust recorded a net increase in net assets resulting from operations of $53,889, compared to a net decrease of $(42) for the prior-year period ended August 31, 2025. For the nine months ended August 31, 2026, the Trust recorded a net decrease in net assets resulting from operations of $(26,165). In each period, results were driven principally by the net change in unrealized appreciation or depreciation on the Trust’s investment in EUAs — appreciation of $56,981 for the three months ended August 31, 2026 and depreciation of $(16,350) for the nine months ended August 31, 2026, compared to depreciation of $(2,359) in the prior-year period — reflecting movements in EUA market prices during each period. Net investment loss was $(3,474) and $(10,197) for the three and nine months ended August 31, 2026, respectively, compared to $(3,721) for the prior-year period; the Sponsor’s Management Fee, which accrues at 0.79% per annum of the Trust’s daily net asset value, was $3,623 and $10,654 for the three and nine months ended August 31, 2026, respectively, compared to $3,875 for the prior-year period. During the current periods, the Trust recognized a net realized gain of $391 from EUAs sold to pay expenses and a net realized loss of $(9) from foreign exchange transactions, compared to a net realized loss of $(619) from EUAs sold to pay expenses and a net realized gain of $6,657 from foreign exchange transactions in the prior-year period.

Below is a comparison of per Share net asset value (“NAV”) to the Shares’ market value for the period from June 1, 2026 to August 31, 2026.

During the period of June 1, 2026 through August 31, 2026 the market for European Union Allowances (EUA) traded in a range of $86.67 (June 9, 2026) to $98.91 (July 22, 2026) with the closing price on August 31, 2026 of $95.70. There were a variety of influences on the price in the EUA market. Some of those factors influencing EUA prices during the period were: (i) the ongoing tightening of allowance supply driven by the emissions cap reduction schedule and Market Stability Reserve withdrawals; (ii) speculative positioning by investment funds, which amplified price swings in both directions; (iii) ongoing uncertainty regarding economic conditions and industrial activity within the EU; (iv) macroeconomic and currency dynamics resulting from trade policy discussions between the United States and the European Union; (v) continued evolution of the Ukraine-Russia conflict and its impact on natural gas supply and pricing with the additional impact of hostilities in the Middle East compounding these pressures; and (vi) the ongoing implications of politically-driven regulatory risk surrounding the upcoming ETS revision, which intensified materially following the Antwerp Summit. Going forward, the Sponsor expects the primary drivers of EUA price levels to continue to be: (i) overall weather patterns and their impact on European power demand; (ii) aggregate EU industrial activity; (iii) the outcome of the EU ETS legislative revision process, expected to take place during Q3 2026; (iv) the ongoing Ukraine-Russia conflict and its effect on energy prices and EU industrial cost structures; (v) the continued pace of institutional investor positioning in EUAs and the extent to which speculative long positions are maintained, reduced, or reversed in response to political developments; and (vi) the length of the Middle East conflict and the overall supply of oil. Following ongoing public commentary suggesting possible structural modifications or adjustments to the EU ETS framework, EUA prices experienced significant fluctuations and now react swiftly to any headline indicating policy movements. On July 17, 2026 the European Commission published its proposal to reform the EU ETS for the post-2030 period. Although the proposal may change materially before targeted implementation of Q1 2027, the release served to calm the market and begin the repricing process. Until greater clarity is provided regarding the final scope and timing of any potential proposals to the program, we expect elevated price volatility in EUAs to persist. Continued uncertainty surrounding the EU ETS framework may impact trading volumes, pricing stability, and market liquidity.

The ongoing volatility created by policy uncertainty contributed to a notable shift in how the Trust’s Shares traded relative to NAV over the period. Prior to the July 17 release, the shares traded at a significant discount to NAV; following the release that discount materially tightened. Management believes these trading dynamics are primarily the result of the limited number of Shares outstanding and the small public float. Over time, as more Shares are issued, we expect the frequency and magnitude of the trading premiums and discounts to NAV to decline.

In the period December 1, 2025 to August 31, 2026, no Shares were created and no Shares were redeemed. During the period, the Trust sold 100 EUAs to pay Trust expenses, generating net proceeds of $8,894 and a net realized gain of $391. For accounting purposes, CTWO reflects creations and redemptions on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of EUAs are received. Upon a redemption, CTWO delivers EUAs upon receipt of Shares.

During the three and nine months ended August 31, 2026, no Shares were created and no Shares were redeemed, and the Trust’s Shares issued and outstanding remained unchanged at 100,000 Shares throughout the periods. By contrast, during the prior-year period ended August 31, 2025, the Trust issued 150,000 Shares in connection with the commencement of its operations, representing creations of $2,539,025, and had no redemptions. The absence of creation and redemption activity in the current periods reflects the Trust’s steady-state operations following its launch, as compared to the initial issuance of Shares that occurred at inception during the prior-year period.

At August 31, 2026, the number of EUAs owned by the Trust and held at the Union Registry was 19,600, with a market value of $1,875,657 based on the Daily EUA Futures price determined by the ICE Endex on August 31, 2026.

Calculating NAV

The Trust’s Net Asset Value (NAV) is calculated by:

●	Determining the current market value of the Trust’s total assets;

●	Subtracting any liabilities (which include estimated accrued but unpaid fees and expenses); and

●	Dividing that total by the number of outstanding shares.

The Administrator calculates the NAV of the Trust once each NYSE Arca trading day. The NAV for a particular day is released after the markets close, which is typically 4:00 pm E.T. The Administrator uses the settlement price for the Daily EUA Futures as established by the ICE Endex. The ICE Endex determines and releases this value daily shortly after the close of the Calculation Period, generally by at 5:15pm C.E.T. The Administrator also converts the value of Euro denominated assets into USD equivalent using published foreign currency exchange prices by an independent pricing vendor. Third parties supplying quotations or market data may include, without limitations, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

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

In addition, in order to provide updated information relating to the Trust for use by investors and market professionals, an updated indicative fund value (“IFV”) is made available through on-line information services throughout the core trading session hours of 9:30am E.T. to 4:00pm E.T. on each trading day. The IFV is calculated by using the prior day’s closing NAV per share of the Trust as a base and updating that value throughout the trading day to reflect changes in the most recently reported mid-point of the bid/ask spread of the Daily EUA Future traded on the ICE Endex. The IFV disseminated during the NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated using a different manner and it is calculated only once at the end of each trading day based upon the relevant end of day values of the Trust’s investments.

It should also be noted that although the IFV is disseminated throughout the core trading session, the customary trading hours for EUAs, the Trust’s primary asset, are 2:00am to 12:00pm E.T. This means that there is a gap in time at the end of each day during which the Trust’s shares are traded on the NYSE Arca, but real-time trading prices for EUAs are not available. During such gaps in time the IFV will be calculated based on the last reported mid-point of the bid-ask spread of the Daily EUA Future in the immediately preceding trading session until the day’s settlement price is reported, in which case the day’s settlement price will be used.

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

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Management Fee. The Trust intends to satisfy this obligation through the transfer of cash (generated, if necessary, through the sale of EUAs) in the necessary amount. At August 31, 2026, the Trust held $19,250 in cash & cash equivalents.

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

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable to Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the three months ended August 31, 2026 no baskets were redeemed.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information

a)	None.

b)	Not applicable.

c)	No officers or directors of the Trust have adopted, modified or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K under the Securities Act of 1933, as amended) for the period ended August 31, 2026.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index, and such Exhibit Index, are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2026.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2026.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2026.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: October 9, 2026

*	The Registrant is a trust and the persons are signing in their capacities as officers of COtwo Advisors LLC, the Sponsor of the Registrant.